Form 10-Q
period 2008-09-30
CCO HOLDINGS CAPITAL CORP; CHARTER COMMUNICATIONS HOLDINGS LLC; CCO HOLDINGS LLC; CCH II CAPITAL CORP; CCH II LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2008-11-12
CIK 1271834, 1085476, 1271833, 1266605, 1266604, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:	333-77499
333-77499-01
333-111423
333-111423-01
333-112593
333-112593-01

Charter Communications Holdings, LLC*
Charter Communications Holdings Capital Corporation*
CCH II, LLC*
CCH II Capital Corp.*
CCO Holdings, LLC*
CCO Holdings Capital Corp.*
(Exact name of registrants as specified in their charters)

Delaware	43-1843179
Delaware	43-1843177
Delaware	03-0511293
Delaware	13-4257703
Delaware	86-1067239
Delaware	20-0259004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices, including zip code)	(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐                                      Accelerated filers ☐                                                            Non-accelerated filers ☑                                    Smaller reporting companies ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of November 11, 2008: 100

Number of shares of common stock of CCH II Capital Corp. outstanding as of November 11, 2008: 1

Number of shares of CCO Holdings Capital Corp. outstanding as of November 11, 2008: 1

*Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

This combined Form 10-Q is separately filed by Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp.  Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant.  Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.Financial Statements - Charter Communications Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2008
and December 31, 2007	4
Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2008 and 2007	6
Financial Statements - CCH II, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2008
and December 31, 2007	7
Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2008 and 2007	8
Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2008 and 2007	9
Financial Statements - CCO Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2008
and December 31, 2007	10
Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2008 and 2007	11
Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2008 and 2007	12

Combined Notes to Condensed Consolidated Financial Statements	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 6. Exhibits	53

SIGNATURES	S-1

EXHIBIT INDEX	E-1

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2008.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This information incorporates documents previously filed by our parent company, Charter Communications, Inc., with the SEC including its quarterly report on Form 10-Q for the quarter ended September 30, 2008, filed on November 6, 2008.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications Holdings, LLC and its subsidiaries, including indirect subsidiaries CCH II, LLC and CCO Holdings, LLC, and their subsidiaries.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for an organizational chart set forth in Part I. Item 1. under the heading “Business – Corporate Organizational Structure.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our and our parent companies’ ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions;

•
our and our parent companies’ ability to repay debt prior to or when it becomes due and/or successfully access the capital or credit markets to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position, especially given recent volatility and disruption in the capital and credit markets;

•	the impact of competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line (“DSL”) providers;
•	difficulties in growing, further introducing, and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•
general business conditions, economic uncertainty or downturn, including the recent volatility and disruption in the capital and credit markets and the significant downturn in the housing sector and overall economy; and

•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$566	$13
Accounts receivable, less allowance for doubtful accounts of
$20 and $18, respectively	243	220
Prepaid expenses and other current assets	33	24
Total current assets	842	257

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,034	5,072
Franchises, net	8,933	8,942
Total investment in cable properties, net	13,967	14,014

OTHER NONCURRENT ASSETS	288	269

Total assets	$15,097	$14,540

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,344	$1,212
Payables to related party	195	168
Total current liabilities	1,539	1,380

LONG-TERM DEBT	20,661	19,506
LOANS PAYABLE – RELATED PARTY	150	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	507	545
MINORITY INTEREST	204	199

Member’s deficit	(7,854)	(7,104)
Accumulated other comprehensive loss	(124)	(123)

Total member’s deficit	(7,978)	(7,227)

Total liabilities and member’s deficit	$15,097	$14,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$1,636	$1,525	$4,823	$4,449

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	710	679	2,089	1,957
Selling, general and administrative	371	341	1,059	961
Depreciation and amortization	332	334	981	999
Asset impairment charges	--	56	--	56
Other operating expenses, net	15	8	51	13

	1,428	1,418	4,180	3,986

Income from operations	208	107	643	463

OTHER EXPENSES:
Interest expense, net	(464)	(451)	(1,377)	(1,357)
Change in value of derivatives	(7)	(21)	(1)	(16)
Other expense, net	(5)	--	(11)	(39)

	(476)	(472)	(1,389)	(1,412)

Loss before income taxes	(268)	(365)	(746)	(949)

INCOME TAX BENEFIT (EXPENSE)	14	(21)	12	(22)

Net loss	$(254)	$(386)	$(734)	$(971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(734)	$(971)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	981	999
Asset impairment charges	--	56
Noncash interest expense	19	17
Change in value of derivatives	1	16
Deferred income taxes	(16)	16
Other, net	43	50
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(23)	(31)
Prepaid expenses and other assets	(9)	(4)
Accounts payable, accrued expenses and other	153	160
Receivables from and payables to related party, including deferred management fees	5	--

Net cash flows from operating activities	420	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(938)	(890)
Change in accrued expenses related to capital expenditures	(41)	(51)
Other, net	(1)	6

Net cash flows from investing activities	(980)	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,355	7,472
Repayments of long-term debt	(1,161)	(6,841)
Repayments to related parties	(12)	--
Payments for debt issuance costs	(42)	(33)
Distributions	(16)	1
Other, net	(11)	5

Net cash flows from financing activities	1,113	604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	553	(23)
CASH AND CASH EQUIVALENTS, beginning of period	13	38

CASH AND CASH EQUIVALENTS, end of period	$566	$15

CASH PAID FOR INTEREST	$1,225	$1,216

NONCASH TRANSACTIONS:
Distribution of intercompany note to Charter Communications Operating, LLC	$--	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$560	$7
Accounts receivable, less allowance for doubtful accounts of
$20 and $18, respectively	243	220
Prepaid expenses and other current assets	33	24
Total current assets	836	251

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,034	5,072
Franchises, net	8,933	8,942
Total investment in cable properties, net	13,967	14,014

OTHER NONCURRENT ASSETS	229	205

Total assets	$15,032	$14,470

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,008	$1,001
Payables to related party	207	181
Total current liabilities	1,215	1,182

LONG-TERM DEBT	13,509	12,311
LOANS PAYABLE – RELATED PARTY	115	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	507	545
MINORITY INTEREST	681	663

Member’s deficit	(885)	(245)
Accumulated other comprehensive loss	(124)	(123)

Total member’s deficit	(1,009)	(368)

Total liabilities and member’s deficit	$15,032	$14,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$1,636	$1,525	$4,823	$4,449

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	710	679	2,089	1,957
Selling, general and administrative	371	341	1,059	961
Depreciation and amortization	332	334	981	999
Asset impairment charges	--	56	--	56
Other operating expenses, net	15	8	51	13

	1,428	1,418	4,180	3,986

Income from operations	208	107	643	463

OTHER EXPENSES:
Interest expense, net	(267)	(253)	(783)	(759)
Change in value of derivatives	(7)	(21)	(1)	(16)
Other expense, net	(10)	(3)	(24)	(46)

	(284)	(277)	(808)	(821)

Loss before income taxes	(76)	(170)	(165)	(358)

INCOME TAX BENEFIT (EXPENSE)	14	(21)	12	(22)

Net loss	$(62)	$(191)	$(153)	$(380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153)	$(380)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	981	999
Asset impairment charges	--	56
Noncash interest expense	21	17
Change in value of derivatives	1	16
Deferred income taxes	(16)	16
Other, net	56	58
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(23)	(31)
Prepaid expenses and other assets	(9)	(4)
Accounts payable, accrued expenses and other	28	28
Receivables from and payables to related party, including deferred management fees	5	7

Net cash flows from operating activities	891	782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(938)	(890)
Change in accrued expenses related to capital expenditures	(41)	(51)
Other, net	(1)	6

Net cash flows from investing activities	(980)	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,355	7,472
Repayments of long-term debt	(1,161)	(6,452)
Repayments to related parties	(12)	--
Payments for debt issuance costs	(42)	(33)
Distributions	(487)	(862)
Other, net	(11)	5

Net cash flows from financing activities	642	130

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	553	(23)
CASH AND CASH EQUIVALENTS, beginning of period	7	32

CASH AND CASH EQUIVALENTS, end of period	$560	$9

CASH PAID FOR INTEREST	$753	$748

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$555	$2
Accounts receivable, less allowance for doubtful accounts of
$20 and $18, respectively	243	220
Prepaid expenses and other current assets	33	24
Total current assets	831	246

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,034	5,072
Franchises, net	8,933	8,942
Total investment in cable properties, net	13,967	14,014

OTHER NONCURRENT ASSETS	214	186

Total assets	$15,012	$14,446

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$978	$929
Payables to related party	207	192
Total current liabilities	1,185	1,121

LONG-TERM DEBT	11,055	9,859
LOANS PAYABLE – RELATED PARTY	342	332
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	507	545
MINORITY INTEREST	681	663

Member’s equity	1,352	2,035
Accumulated other comprehensive loss	(124)	(123)

Total member’s equity	1,228	1,912

Total liabilities and member’s equity	$15,012	$14,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$1,636	$1,525	$4,823	$4,449

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	710	679	2,089	1,957
Selling, general and administrative	371	341	1,059	961
Depreciation and amortization	332	334	981	999
Asset impairment charges	--	56	--	56
Other operating expenses, net	15	8	51	13

	1,428	1,418	4,180	3,986

Income from operations	208	107	643	463

OTHER EXPENSES:
Interest expense, net	(204)	(193)	(599)	(579)
Change in value of derivatives	(7)	(21)	(1)	(16)
Other expense, net	(6)	(3)	(20)	(46)

	(217)	(217)	(620)	(641)

Income (loss) before income taxes	(9)	(110)	23	(178)

INCOME TAX BENEFIT (EXPENSE)	14	(21)	12	(22)

Net income (loss)	$5	$(131)	$35	$(200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35	$(200)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	981	999
Asset impairment charges	--	56
Noncash interest expense	15	13
Change in value of derivatives	1	16
Deferred income taxes	(16)	16
Other, net	52	58
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(23)	(31)
Prepaid expenses and other assets	(9)	(4)
Accounts payable, accrued expenses and other	70	79
Receivables from and payables to related party, including deferred management fees	12	19

Net cash flows from operating activities	1,118	1,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(938)	(890)
Change in accrued expenses related to capital expenditures	(41)	(51)
Other, net	(1)	6

Net cash flows from investing activities	(980)	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,355	7,472
Repayments of long-term debt	(1,161)	(6,452)
Repayments to related parties	(12)	--
Payments for debt issuance costs	(38)	(33)
Distributions	(718)	(1,102)
Other, net	(11)	5

Net cash flows from financing activities	415	(110)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	553	(24)
CASH AND CASH EQUIVALENTS, beginning of period	2	28

CASH AND CASH EQUIVALENTS, end of period	$555	$4

CASH PAID FOR INTEREST	$522	$509

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at September 30, 2008 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”).  Charter Holdings, CCH II, and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications Inc. (“Charter”).  Each set of consolidated financial statements include the accounts of Charter Holdings, CCH II, and CCO Holdings, and all of their respective subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Companies."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Companies, through their operating subsidiary, Charter Communications Operating, LLC (“Charter Operating”), operate broadband communications businesses in the United States offering to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder (“DVR”) service.  Cable video programming, high-speed Internet, telephone, and advanced broadband services are sold primarily on a subscription basis.  The Companies also sell local advertising on cable networks.

The accompanying condensed consolidated financial statements of the Companies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures typically included in the Companies’ Annual Report on Form 10-K have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies.  Actual results could differ from those estimates.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

2.           Liquidity and Capital Resources

Charter Holdings and CCH II have each incurred net losses for the three and nine months ended September 30, 2008 and 2007 and expect to continue to incur net losses for the foreseeable future.  For the three and nine months ended September 30, 2008, CCO Holdings generated net income, however, there can be no assurance that CCO Holdings will continue to do so.  For the nine months ended September 30, 2008 and 2007, Charter Holdings, CCH II, and CCO Holdings each generated cash flows from operating activities.

The Companies have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of September 30, 2008 totaled $20.7 billion, $13.5 billion, and $11.1 billion, respectively, consisting of $7.9 billion of credit facility debt, and $12.8 billion, $5.6 billion, and $3.2 billion accreted value of high-yield notes, respectively.  For the remainder of 2008, $18 million of Charter Operating’s credit facility debt matures.  As of September 30, 2008, an additional $165 million of Charter Holdings’ notes and $70 million of Charter Operating’s credit facility debt

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

matures in 2009.  In 2010 and beyond, significant additional amounts will become due under the Companies’ remaining long-term debt obligations including $1.9 billion of CCH II senior notes maturing in September 2010.

The Companies require significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Companies have historically funded these requirements through cash flows from operating activities, borrowings under credit facilities, equity contributions from their respective parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2008, Charter Holdings, CCH II, and CCO Holdings generated $420 million, $891 million, and $1.1 billion of net cash flows from operating activities, respectively, after paying cash interest of $1.2 billion, $753 million, and $522 million, respectively.  In addition, the Companies used $938 million for purchases of property, plant and equipment.  Finally, Charter Holdings, CCH II, and CCO Holdings generated net cash flows from financing activities of $1.1 billion, $642 million, and $415 million, respectively, as a result of financing transactions and credit facility borrowings completed during the nine months ended September 30, 2008.  As of September 30, 2008, Charter Holdings, CCH II and CCO Holdings have cash on hand of $566 million, $560 million, and $555 million, respectively.  On a consolidated basis, the Companies and their parent companies have a significant level of debt, which totaled approximately $21.0 billion as of September 30, 2008.

The Companies expect that cash on hand, cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will be adequate to fund their and their parent companies’ projected cash needs, including scheduled maturities, through 2009.  The Companies believe that cash flows from operating activities, cash on hand, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund their and their parent companies’ projected cash needs in 2010 (primarily as a result of the maturity of $1.9 billion of CCH II senior notes in September 2010) and thereafter.  However, it is uncertain whether the Companies will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Limitations on Distributions” below.  The Companies’ projected cash needs and projected sources of liquidity depend upon, among other things, the Companies’ actual results, the timing and amount of capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  Although the Companies and their parent companies have been able to refinance or otherwise fund the repayment of debt in the past, they may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption of the capital and credit markets and the deterioration of general economic conditions in recent months.  A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing when the Companies need to raise additional liquidity.  The Companies would experience liquidity problems if they are unable to obtain sufficient additional financing at the right levels of the capital structure on a timely basis or at all as the Companies’ debt becomes due, or the Companies otherwise need additional liquidity.  Adverse economic conditions, increased competition, or other unfavorable events also could affect the Companies’ liquidity.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under the credit facilities, the Companies would consider requesting that Charter or Charter Holdco issue equity, issuing debt securities, further reducing expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the credit facilities.

If the above strategies were not successful, the Companies could be forced to restructure their obligations or seek protection under the bankruptcy laws.  In addition, if the Companies find it necessary to engage in a recapitalization or other similar transaction, the Companies’ noteholders might not receive principal and interest payments to which they are contractually entitled.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Credit Facility Availability

The Companies’ ability to operate depends upon, among other things, their continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Companies’ indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require the Companies to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Companies’ independent accountants.  As of September 30, 2008, the Companies were in compliance with the covenants under their indentures and credit facilities.  As of September 30, 2008, the Companies’ potential availability under Charter Operating’s revolving credit facility totaled approximately $780 million, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to the Companies remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Companies’ debt obligations could occur.  An event of default under any of the Companies’ debt instruments could result in the acceleration of their payment obligations under that debt and, under certain circumstances, in cross-defaults under their parent companies’ debt obligations, which could have a material adverse effect on the Companies’ consolidated financial condition and results of operations.  In response to recent financial market turmoil, including the failure of some financial institutions, the Companies have borrowed amounts under Charter Operating’s revolving credit facility in excess of the Companies’ immediate needs.  The Companies intend to continue monitoring counterparty risk in the financial markets and may from time to time increase or decrease their borrowings under Charter Operating’s revolving credit facility to balance various factors including the liquidity needs of the Companies and their parent companies, the leverage ratios of the Companies, and counterparty risk in the financial markets.

Parent Company Debt Obligations

Any financial or liquidity problems of the Companies’ parent companies could cause serious disruption to the Companies’ business and have a material adverse effect on the Companies’ business and results of operations.

A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”), CCH I, LLC (“CCH I”), CCH II, or CCO Holdings to satisfy their debt payment obligations could, or a bankruptcy with respect to Charter Holdings, CIH, CCH I, CCH II, or CCO Holdings would, give the lenders under the Companies’ credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing the Companies’ notes.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating and had $2 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In connection with Charter Holdco’s tender offer in October 2008 for senior notes of Charter Holdings, Charter Operating repaid $97 million of its intercompany note owed to Charter Holdco, reducing such intercompany note to $18 million.  In addition, as long as Charter Holdco continues to hold the $35 million (plus $102 million acquired in the tender offer in October 2008) of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2008, there was no default under any of these indentures or credit facilities.  However, certain of the Companies and their subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2008 financial results.  As a result, distributions from certain of the Companies and their subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2008, there was no default under Charter Holdings’ indentures and other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on September 30, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Companies and their subsidiaries may be limited by applicable law.  Under the Delaware Limited Liability Company Act, the Companies and their subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, the Companies’ and their subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

Primarily in light of the economic environment, it is uncertain whether the Companies will have, at the relevant times, sufficient surplus at CIH and its parent companies, or potentially its subsidiaries, to make distributions, including for payment of interest and principal on the debts of the parent companies of such entities, and there can otherwise be no assurance that the Companies and their subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service the Companies’ and their parent companies’ indebtedness.

Recent Financing Transactions

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 and borrowed $500 million principal amount of incremental term loans under the Charter Operating credit facilities (see Note 5).

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.

In October 2008, Charter Holdco completed a tender offer, in which a total of approximately $102 million principal amount of various Charter Holdings notes due 2009 and 2010 were accepted for approximately $99 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.

3.           Franchises and Goodwill

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances.  The October 1, 2008 annual impairment test will be finalized in the fourth quarter of 2008 and any impairment resulting from such test will be recorded in the fourth quarter.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Companies’ cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As of September 30, 2008 and December 31, 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,927	$--	$8,927	$8,929	$--	$8,929
Goodwill	68	--	68	67	--	67

	$8,995	$--	$8,995	$8,996	$--	$8,996
Finite-lived intangible assets:
Franchises with finite lives	$15	$9	$6	$23	$10	$13

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the nine months ended September 30, 2008, the net carrying amount of indefinite-lived franchises was reduced by $3 million related to cable asset sales completed in 2008, and $4 million as a result of the finalization of purchase accounting related to cable asset acquisitions.  Additionally, during the nine months ended September 30, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on management’s

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

assessment when these franchises migrated to state-wide franchising.  Franchise amortization expense for each of the three and nine months ended September 30, 2008 was approximately $1 million and $2 million, respectively.  The Companies expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2008 and December 31, 2007:

	Charter Holdings
	September 30,	December 31,
	2008	2007

Accounts payable – trade	$96	$116
Accrued capital expenditures	54	95
Accrued expenses:
Interest	531	403
Programming costs	292	273
Compensation	83	75
Franchise-related fees	55	66
Other	233	184

	$1,344	$1,212

	CCH II
	September 30,	December 31,
	2008	2007

Accounts payable – trade	$96	$116
Accrued capital expenditures	54	95
Accrued expenses:
Interest	195	192
Programming costs	292	273
Compensation	83	75
Franchise-related fees	55	66
Other	233	184

	$1,008	$1,001

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

	CCO Holdings
	September 30,	December 31,
	2008	2007

Accounts payable – trade	$96	$116
Accrued capital expenditures	54	95
Accrued expenses:
Interest	165	120
Programming costs	292	273
Compensation	83	75
Franchise-related fees	55	66
Other	233	184

	$978	$929

5.   Long-Term Debt

Long-term debt consists of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	$1,100	$1,100	$1,100	$1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
10.875% senior second lien notes due September 15, 2014	546	526	--	--
Credit facilities	7,513	7,513	6,844	6,844
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350
Total CCO Holdings	11,079	11,055	9,864	9,859

CCH II, LLC:
10.250% senior notes due September 15, 2010	1,860	1,857	2,198	2,192
10.250% senior notes due October 1, 2013	614	597	250	260
Total CCH II	13,553	13,509	12,312	12,311

CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,075	3,987	4,083
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings:
10.000% senior notes due April 1, 2009	76	76	88	88
10.750% senior notes due October 1, 2009	54	54	63	63
9.625% senior notes due November 15, 2009	35	35	37	37
10.250% senior notes due January 15, 2010	9	9	18	18
11.750% senior discount notes due January 15, 2010	13	13	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
Total Charter Holdings	$20,617	$20,661	$19,411	$19,506

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

The Charter Operating 10.875% senior second-lien notes may be redeemed at the option of Charter Operating on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.  In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

In addition, Charter Operating borrowed $500 million principal amount of incremental term loans (the “Incremental Term Loans”) under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes and such notes are classified in Loans Payable – Related Party on Charter Holdings’ condensed consolidated balance sheets.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.  The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the three and nine months ended September 30, 2008, included in other expense, net on Charter Holdings’ and CCH II’s condensed consolidated statements of operations.

6.           Loans Payable-Related Party

Charter Holdings

Loans payable-related party as of September 30, 2008 and December 31, 2007 includes an intercompany note issued by Charter Operating and held by Charter Holdco of $115 million and $123 million, respectively.  Loans payable-related party as of September 30, 2008 also includes $35 million of Charter Holdings notes held by Charter Holdco.

CCH II

Loans payable-related party as of September 30, 2008 and December 31, 2007 consists of an intercompany note issued by Charter Operating and held by Charter Holdco of $115 million and $123 million, respectively.

CCO Holdings

Loans payable-related party as of September 30, 2008 and December 31, 2007 consists of intercompany notes issued by Charter Operating and held by Charter Holdco of $115 million and $123 million, respectively, and held by CCH II of $227 million and $209 million, respectively.

These loans are subject to certain limitations and may be repaid with borrowings under the Charter Operating revolving credit facility.

7.           Minority Interest

Minority interest on the Companies’ condensed consolidated balance sheets of $204 million and $199 million for Charter Holdings, and $681 million and $663 million for each of CCH II and CCO Holdings as of September 30, 2008 and December 31, 2007, respectively, represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of the Companies.  Charter Investment, Inc. (“CII”) owns 30% of the CC VIII preferred membership interests.  CCH I, the indirect subsidiary of Charter Holdings and the direct parent of CCH II, directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  As a result, minority interest at Charter Holdings represents 30% of the preferred membership interests whereas minority interest at CCH II and CCO Holdings represents 100% of the preferred membership interests.  Minority interest in the accompanying consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income, net of accretion for Charter Holdings and 18.6% of CC VIII’s income, net of accretion for each of CCH II and CCO Holdings.

8.	Comprehensive Income (Loss)

The Companies report changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Charter Holdings had comprehensive losses of $273 million and $459 million, for the three months ended September 30, 2008 and 2007, respectively, and $735 million and $997 million, for the nine months ended September 30, 2008 and 2007, respectively.  CCH II had comprehensive losses of $81 million and $264 million, for the three months ended

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

September 30, 2008 and 2007, respectively, and $154 million and $406 million, for the nine months ended September 30, 2008 and 2007, respectively.  CCO Holdings had comprehensive losses of $14 million and $204 million, for the three months ended September 30, 2008 and 2007, respectively, and $226 million for the nine months ended September 30, 2007.  CCO Holdings had comprehensive income of $34 million for nine months ended September 30, 2008.

9.           Accounting for Derivative Instruments and Hedging Activities

The Companies use interest rate swap agreements to manage interest costs and reduce the Companies’ exposure to increases in floating interest rates.  The Companies’ policy is to manage their exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Companies agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.

The Companies’ hedging policy does not permit them to hold or issue derivative instruments for speculative trading purposes.  The Companies do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Companies have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and nine months ended September 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended September 30, 2008 and 2007, losses of $19 million and $73 million, respectively, and for the nine months ended September 30, 2008 and 2007, losses of $1 million and $25 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Companies’ consolidated statements of operations.  For the three months ended September 30, 2008 and 2007, change in value of derivatives includes losses of $7 million and $21 million, respectively, and for the nine months ended September 30, 2008 and 2007, losses of $1 million and $16 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of September 30, 2008 and December 31, 2007, the Companies had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Companies adopted SFAS No. 157, Fair Value Measurements, on their financial assets and liabilities effective January 1, 2008, and have an established process for determining fair value.  The Companies have deferred adoption of SFAS No. 157 on their nonfinancial assets and liabilities including fair value measurements under SFAS No. 142 and SFAS No. 144 of franchises, goodwill, property, plant, and equipment, and other long-term assets until January 1,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2009 as permitted by FASB Staff Position (“FSP”) 157-2.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Companies’ methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Companies believe their methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Companies’ reporting date.

SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Interest rate derivatives are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) and are classified within level 2 of the valuation hierarchy.  The Companies’ interest rate derivatives are accounted for at fair value on a recurring basis and totaled $170 million as of September 30, 2008.

10.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss on sale of assets, net	$3	$2	$7	$5
Special charges, net	12	6	44	8

	$15	$8	$51	$13

Special charges, net for the three and nine months ended September 30, 2008 includes severance charges and litigation related items including expected settlement costs associated with the Sjoblom litigation (see Note 14), offset by favorable insurance settlements related to hurricane Katrina claims.  Special charges, net for the three and nine months ended September 30, 2007 primarily represent severance charges.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.           Other Expense, Net

Other expense, net consists of the following for the three and nine months ended September 30, 2008 and 2007:

	Charter Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss on extinguishment of debt	$(4)	$--	$(4)	$(35)
Minority interest	(1)	(1)	(5)	(4)
Gain (loss) on investments	--	2	(1)	1
Other, net	--	(1)	(1)	(1)

	$(5)	$--	$(11)	$(39)

	CCH II
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss on extinguishment of debt	$(4)	$--	$(4)	$(32)
Minority interest	(6)	(4)	(18)	(14)
Gain (loss) on investments	--	2	(1)	1
Other, net	--	(1)	(1)	(1)

	$(10)	$(3)	$(24)	$(46)

	CCO Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss on extinguishment of debt	$--	$--	$--	$(32)
Minority interest	(6)	(4)	(18)	(14)
Gain (loss) on investments	--	2	(1)	1
Other, net	--	(1)	(1)	(1)

	$(6)	$(3)	$(20)	$(46)

As part of the refinancing in 2007, the existing Charter Operating $350 million revolving/term credit facility was terminated, resulting in a loss on extinguishment of debt for the nine months ended September 30, 2007 of approximately $13 million.  In April 2007, Charter Holdings completed a tender offer resulting in a loss on extinguishment of debt for the nine months ended September 30, 2007 of approximately $3 million and CCO Holdings redeemed $550 million of senior floating rate notes resulting in a loss on extinguishment of debt for the nine months ended September 30, 2007 of approximately $19 million.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12.           Income Taxes

Charter Holdings, CCH II, and CCO Holdings are single member limited liability companies not subject to income tax and hold all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax.  However, certain of the limited liability companies are subject to state income tax.  In addition, certain of the Companies’ indirect subsidiaries are corporations subject to federal and state income tax.

As of September 30, 2008 and December 31, 2007, the Companies had net deferred income tax liabilities of approximately $210 million and $226 million, respectively.  The deferred tax liabilities relate to certain of the Companies’ indirect subsidiaries that file separate income tax returns.

Income tax expense is recognized through current federal and state income tax expense, as well as, increases to the related deferred tax liabilities of certain of the Companies’ indirect subsidiaries.  During the three month periods ended September 30, 2008 and 2007, the Companies recorded $14 million of income tax benefit and $21 million of income tax expense, respectively.  During the nine months ended September 30, 2008 and 2007, the Companies recorded $12 million of income tax benefit and $22 million of income tax expense, respectively.  The income tax benefit recorded during 2008 results from a change in state income tax laws.

Charter and Charter Holdco, the Companies’ indirect parent companies, received notification from the Internal Revenue Service (“IRS”) examining agent that no changes to the 2004 and 2005 tax returns would be required as a result of their examination.  These findings were approved by the IRS Area Director during the quarter ended September 30, 2008.

13.           Related Party Transactions

The following sets forth certain transactions in which the Companies and the directors, executive officers, and affiliates of the Companies are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Companies than could have been obtained from independent third parties.

Digeo, Inc.

Mr. Paul G. Allen, the controlling shareholder of Charter, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in Digeo, Inc. on a fully-converted fully-diluted basis.  Ms. Jo Allen Patton is a director of Charter and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and is Executive Vice President of Vulcan Ventures.  Currently, Charter Operating owns 1.8% of Digeo, Inc.’s common stock.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and nine months ended September 30, 2008, the Companies have purchased approximately $1 million of DVR units from Digeo Interactive, LLC under these agreements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

14.           Contingencies

The Companies and their parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of their businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases, the Companies expect that any potential liability would be the responsibility of their equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Companies infringe on any intellectual property rights, they may be subject to substantial damages and/or an injunction that could require the Companies or their vendors to modify certain products and services the Companies offer to their subscribers.  While the Companies believe the lawsuits are without merit and intend to defend the actions vigorously, the lawsuits could be material to the Companies’ consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Companies’ consolidated financial condition, results of operations or liquidity.

In the ordinary course of business, the Companies and their parent companies may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former technicians, against Charter Communications, LLC, a subsidiary of the Companies, and Charter Communications, Inc.  in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that such entities violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While the defendants believe they have substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, the Companies and their parent companies have reached a settlement with the plaintiffs, which is subject to the approval of the court.  The Companies have accrued expected settlement costs associated with the Sjoblom case (see Note 10).  The Companies have been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  The Companies can not predict the ultimate outcome of any such proceedings or claims.

The Companies and their parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting their business.  The ultimate outcome of these other legal matters pending against the Companies or their parent companies cannot be predicted.  Although such lawsuits and claims, including the employment law claims discussed above, are not expected individually to be material to the Companies’ consolidated financial condition, results of operations or liquidity, such lawsuits and claims could be, in the aggregate, material to the Companies’ consolidated financial condition, results of operations or liquidity.

15.           Stock Compensation Plans

Charter has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, Charter adopted an incentive program to allow for performance cash.  Under the incentive program, subject to meeting performance criteria, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three and nine months ended September 30, 2008, Charter granted 0.3 million and 10.7 million shares of restricted stock, respectively, and 0.3 million and 11.8 million performance units, respectively.  During the nine months ended September 30, 2008, Charter granted $8 million of performance cash under Charter’s 2008 incentive program.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Companies recorded $8 million and $5 million of stock compensation expense for the three months ended September 30, 2008 and 2007, respectively, and $24 million and $15 million for the nine months ended September 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expense.

16.           Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS No. 133.  SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Companies will adopt SFAS No. 161 effective January 1, 2009.  The Companies are currently assessing the impact of SFAS No. 161 on their financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Companies will adopt FSP FAS 142-3 effective January 1, 2009.  The Companies are currently assessing the impact of FSP FAS 142-3 on their financial statements.

The Companies do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on their accompanying financial statements.

17.           Consolidating Schedules

The CCH II notes and CCH I notes issued in September 2006 and the CIH notes and CCH I notes issued in September 2005, are obligations of CIH, CCH I and CCH II, however, they are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter Holdings.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed consolidating financial statements as of September 30, 2008 and December 31, 2007 and for the nine months ended September 30, 2008 and 2007 follow.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of September 30, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$4	$5	$555	$--	$566
Accounts receivable, net	--	--	--	--	243	--	243
Receivables from related party	19	--	--	--	--	(19)	--
Prepaid expenses and other current assets	--	--	--	--	33	--	33
Total current assets	19	2	4	5	831	(19)	842

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,034	--	5,034
Franchises, net	--	--	--	--	8,933	--	8,933
Total investment in cable properties, net	--	--	--	--	13,967	--	13,967

INVESTMENT IN SUBSIDIARIES	--	--	--	1,228	--	(1,228)	--

OTHER NONCURRENT ASSETS	2	16	41	15	214	--	288

Total assets	$21	$18	$45	$1,248	$15,012	$(1,247)	$15,097

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22	$95	$219	$30	$978	$--	$1,344
Payables to related party	--	2	5	--	207	(19)	195
Total current liabilities	22	97	224	30	1,185	(19)	1,539

LONG-TERM DEBT	543	2,534	4,075	2,454	11,055	--	20,661
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	35	--	--	(227)	342	--	150
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	507	--	507
MINORITY INTEREST	--	--	(477)	--	681	--	204
LOSSES IN EXCESS OF INVESTMENT	7,399	4,786	1,009	--	--	(13,194)	--
MEMBER’S EQUITY (DEFICIT)	(7,978)	(7,399)	(4,786)	(1,009)	1,228	11,966	(7,978)

Total liabilities and member’s equity (deficit)	$21	$18	$45	$1,248	$15,012	$(1,247)	$15,097

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$4	$5	$2	$--	$13
Accounts receivable, net	--	--	--	--	220	--	220
Receivables from related party	19	--	--	11	--	(30)	--
Prepaid expenses and other current assets	--	--	--	--	24	--	24
Total current assets	19	2	4	16	246	(30)	257

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,072	--	5,072
Franchises, net	--	--	--	--	8,942	--	8,942
Total investment in cable properties, net	--	--	--	--	14,014	--	14,014

INVESTMENT IN SUBSIDIARIES	--	--	--	1,912	--	(1,912)	--

OTHER NONCURRENT ASSETS	3	17	44	19	186	--	269

Total assets	$22	$19	$48	$1,947	$14,446	$(1,942)	$14,540

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19	$83	$109	$72	$929	$--	$1,212
Payables to related party	--	1	5	--	192	(30)	168
Total current liabilities	19	84	114	72	1,121	(30)	1,380

LONG-TERM DEBT	578	2,534	4,083	2,452	9,859	--	19,506
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	--	--	--	(209)	332	--	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	545	--	545
MINORITY INTEREST	--	--	(464)	--	663	--	199
LOSSES IN EXCESS OF INVESTMENT	6,652	4,053	368	--	--	(11,073)	--
MEMBER’S EQUITY (DEFICIT)	(7,227)	(6,652)	(4,053)	(368)	1,912	9,161	(7,227)

Total liabilities and member’s equity (deficit)	$22	$19	$48	$1,947	$14,446	$(1,942)	$14,540

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$4,823	$--	$4,823

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,089	--	2,089
Selling, general and administrative	--	--	--	--	1,059	--	1,059
Depreciation and amortization	--	--	--	--	981	--	981
Other operating expenses, net	--	--	--	--	51	--	51

	--	--	--	--	4,180	--	4,180

Income from operations	--	--	--	--	643	--	643

OTHER INCOME (EXPENSES):
Interest expense, net	(48)	(222)	(324)	(184)	(599)	--	(1,377)
Other income (expense), net	--	--	13	(4)	(21)	--	(12)
Equity in losses of subsidiaries	(686)	(464)	(153)	35	--	1,268	--

	(734)	(686)	(464)	(153)	(620)	1,268	(1,389)

Income (loss) before income taxes	(734)	(686)	(464)	(153)	23	1,268	(746)

INCOME TAX BENEFIT	--	--	--	--	12	--	12

Net income (loss)	$(734)	$(686)	$(464)	$(153)	$35	$1,268	$(734)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$4,449	$--	$4,449

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,957	--	1,957
Selling, general and administrative	--	--	--	--	961	--	961
Depreciation and amortization	--	--	--	--	999	--	999
Asset impairment charges	--	--	--	--	56	--	56
Other operating expenses, net	--	--	--	--	13	--	13

	--	--	--	--	3,986	--	3,986

Income from operations	--	--	--	--	463	--	463

OTHER INCOME (EXPENSES):
Interest expense, net	(52)	(222)	(324)	(180)	(579)	--	(1,357)
Other income (expense), net	(3)	--	10	--	(62)	--	(55)
Equity in losses of subsidiaries	(916)	(694)	(380)	(200)	--	2,190	--

	(971)	(916)	(694)	(380)	(641)	2,190	(1,412)

Loss before income taxes	(971)	(916)	(694)	(380)	(178)	2,190	(949)

INCOME TAX EXPENSE	--	--	--	--	(22)	--	(22)

Net loss	$(971)	$(916)	$(694)	$(380)	$(200)	$2,190	$(971)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(734)	$(686)	$(464)	$(153)	$35	$1,268	$(734)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	981	--	981
Noncash interest expense	1	2	(5)	6	15	--	19
Deferred income taxes	--	--	--	--	(16)	--	(16)
Equity in losses of subsidiaries	686	464	153	(35)	--	(1,268)	--
Other, net	--	--	(13)	4	53	--	44
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	--	--	--	--	(23)	--	(23)
Prepaid expenses and other assets	--	--	--	--	(9)	--	(9)
Accounts payable, accrued expenses and other	3	12	110	(42)	70	--	153
Receivables from and payables to related party, including deferred management fees	--	--	--	(7)	12	--	5

Net cash flows from operating activities	(44)	(208)	(219)	(227)	1,118	--	420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(938)	--	(938)
Change in accrued expenses related to capital expenditures	--	--	--	--	(41)	--	(41)
Other, net	--	--	--	--	(1)	--	(1)

Net cash flows from investing activities	--	--	--	--	(980)	--	(980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	2,355	--	2,355
Repayments of long-term debt	--	--	--	--	(1,161)	--	(1,161)
Repayments of related parties	--	--	--	--	(12)	--	(12)
Payments for debt issuance costs	--	--	--	(4)	(38)	--	(42)
Net contributions (distributions)	44	208	219	231	(718)	--	(16)
Other, net	--	--	--	--	(11)	--	(11)

Net cash flows from financing activities	44	208	219	227	415	--	1,113

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--	--	--	553	--	553
CASH AND CASH EQUIVALENTS, beginning of period	--	2	4	5	2	--	13

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$4	$5	$555	$--	$566

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(971)	$(916)	$(694)	$(380)	$(200)	$2,190	$(971)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	999	--	999
Asset impairment charges	--	--	--	--	56	--	56
Noncash interest expense	1	2	(3)	4	13	--	17
Deferred income taxes	--	--	--	--	16		16
Equity in losses of subsidiaries	916	694	380	200	--	(2,190)	--
Other, net	2	--	(10)	--	74	--	66
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	(31)	--	(31)
Prepaid expenses and other assets	--	--	--	--	(4)	--	(4)
Accounts payable, accrued expenses and other	(2)	25	109	(51)	79	--	160
Receivables from and payables to related party, including deferred management fees	(7)	--	--	(12)	19	--	--

Net cash flows from operating activities	(61)	(195)	(218)	(239)	1,021	--	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(890)	--	(890)
Change in accrued expenses related to capital expenditures	--	--	--	--	(51)	--	(51)
Other, net	--	--	--	--	6	--	6

Net cash flows from investing activities	--	--	--	--	(935)	--	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	7,472	--	7,472
Repayments of long-term debt	(389)	--	--	--	(6,452)	--	(6,841)
Payments for debt issuance costs	--	--	--	--	(33)	--	(33)
Net contributions (distributions)	450	194	219	240	(1,102)		1
Other, net	--	--	--	--	5	--	5

Net cash flows from financing activities	61	194	219	240	(110)	--	604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	1	1	(24)	--	(23)
CASH AND CASH EQUIVALENTS, beginning of period	--	3	3	4	28	--	38

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$4	$5	$4	$--	$15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at September 30, 2008 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”).  Charter Holdings, CCH II, and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”).

We operate broadband communications businesses in the United States with approximately 5.5 million customers at September 30, 2008.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” service), high-speed Internet service, and telephone services, as well as advanced broadband services (such as Charter OnDemand™ (“OnDemand”) high definition television service, and digital video recorder (“DVR”) service).  Results for Charter Holdings, CCH II, and CCO Holdings are discussed below.  Because all operating activities take place at our subsidiary, Charter Communications Operating, LLC (“Charter Operating”), and its subsidiaries, results of operations for each of Charter Holdings, CCH II, and CCO Holdings are identical through income from operations.

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of September 30, 2008 and 2007:

	Approximate as of
	September 30,	September 30,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,860,100	5,073,900
Multi-dwelling (bulk) and commercial unit customers (c)	276,000	273,900
Total basic video customers (b)(c)	5,136,100	5,347,800

Digital Video:
Digital video customers (d)	3,118,500	2,882,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,858,200	2,639,200
Telephone customers (f)	1,274,300	802,600

After giving effect to sales and acquisitions of cable systems in 2007 and 2008, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,285,100, 2,860,500, 2,631,800, and 804,000, respectively, as of September 30, 2007.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At September 30, 2008 and 2007, "customers" include approximately 42,100 and 33,800 persons whose accounts were over 60 days past due in payment, approximately 7,700 and 5,700 persons whose accounts were over 90 days past due in payment, and approximately 3,800 and 2,100 of which were over 120 days past due in payment, respectively.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.  The EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Telephone customers" include all customers receiving telephone service.

Overview

For the nine months ended September 30, 2008 and 2007, our income from operations was $643 million and $463 million, respectively.  We had operating margins of 13% and 10% for the nine months ended September 30, 2008 and 2007, respectively.  The increase in income from operations and operating margins for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was principally due to increased sales of our bundled services and improved cost efficiencies along with impairment of $56 million recorded in the nine months ended September 30, 2007 that did not recur in 2008.

We have a history of net losses.  Further, we expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.  We expect that these expenses will remain significant.

RESULTS OF OPERATIONS

 Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Charter Holdings
	Nine Months Ended September 30,
	2008		2007

REVENUES	$4,823	100%	$4,449	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,089	43%	1,957	44%
Selling, general and administrative	1,059	22%	961	22%
Depreciation and amortization	981	21%	999	23%
Asset impairment charges	--	--	56	1%
Other operating expenses, net	51	1%	13	--

	4,180	87%	3,986	90%

Income from operations	643	13%	463	10%

OTHER EXPENSES:
Interest expense, net	(1,377)		(1,357)
Change in value of derivatives	(1)		(16)
Other expense, net	(11)		(39)

	(1,389)		(1,412)

Loss before income taxes	(746)		(949)

INCOME TAX BENEFIT (EXPENSE)	12		(22)

Net loss	$(734)		$(971)

	CCH II
	Nine Months Ended September 30,
	2008		2007

REVENUES	$4,823	100%	$4,449	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,089	43%	1,957	44%
Selling, general and administrative	1,059	22%	961	22%
Depreciation and amortization	981	21%	999	23%
Asset impairment charges	--	--	56	1%
Other operating expenses, net	51	1%	13	--

	4,180	87%	3,986	90%

Income from operations	643	13%	463	10%

OTHER EXPENSES:
Interest expense, net	(783)		(759)
Change in value of derivatives	(1)		(16)
Other expense, net	(24)		(46)

	(808)		(821)

Loss before income taxes	(165)		(358)

INCOME TAX BENEFIT (EXPENSE)	12		(22)

Net loss	$(153)		$(380)

	CCO Holdings
	Nine Months Ended September 30,
	2008		2007

REVENUES	$4,823	100%	$4,449	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,089	43%	1,957	44%
Selling, general and administrative	1,059	22%	961	22%
Depreciation and amortization	981	21%	999	23%
Asset impairment charges	--	--	56	1%
Other operating expenses, net	51	1%	13	--

	4,180	87%	3,986	90%

Income from operations	643	13%	463	10%

OTHER EXPENSES:
Interest expense, net	(599)		(579)
Change in value of derivatives	(1)		(16)
Other expense, net	(20)		(46)

	(620)		(641)

Income (loss) before income taxes	23		(178)

INCOME TAX BENEFIT (EXPENSE)	12		(22)

Net income (loss)	$35		$(200)

Revenues.  Average monthly revenue per basic video customer increased to $104 for the nine months ended September 30, 2008 from $92 for the nine months ended September 30, 2007.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 reduced the increase in revenues for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 by approximately $26 million.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,599	54%	$2,542	57%	$57	2%
High-speed Internet	1,009	21%	920	21%	89	10%
Telephone	399	8%	236	5%	163	69%
Commercial	289	6%	251	6%	38	15%
Advertising sales	223	5%	216	5%	7	3%
Other	304	6%	284	6%	20	7%

	$4,823	100%	$4,449	100%	$374	8%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 211,700 customers from September 30, 2007, 62,700 of which was related to asset sales, net of acquisitions, compared to September 30, 2008.  Digital video customers increased by 235,600, reduced by the sale, net of acquisitions, of 22,400 customers.  The increases in video revenues are attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Incremental video services and rate adjustments	$72
Increase in digital video customers	56
Decrease in basic video customers	(53)
System sales, net of acquisitions	(18)

$57

High-speed Internet customers grew by 219,000 customers, reduced by asset sales, net of acquisitions, of 7,400 customers, from September 30, 2007 to September 30, 2008.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Increase in high-speed Internet customers	$88
Rate adjustments and service upgrades	5
System sales, net of acquisitions	(4)

$89

Revenues from telephone services increased by $181 million for the nine months ended September 30, 2008, as a result of an increase of 471,700 telephone customers from September 30, 2007 to September 30, 2008, offset by a decrease of $18 million related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses, offset by a decrease of $2 million related to asset sales, net of acquisitions, for the nine months ended September 30, 2008.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the nine months ended September 30, 2008 increased primarily as a result of an increase in political advertising sales and advertising sales to vendors offset by decreased revenues from the automotive and furniture sectors, and a decrease of $2 million related to asset sales, net of acquisitions.  For the nine months ended September 30, 2008 and 2007, we received $25 million and $10 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the nine months ended September 30, 2008 and 2007, franchise fees represented approximately 46% and 47%, respectively, of total other revenues.  The increase in other revenues for the nine months ended September 30, 2008 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Programming costs	$63
Labor costs	38
Maintenance costs	14
Regulatory taxes	10
Franchise costs	7
Other, net	15
System sales, net of acquisitions	(15)

$132

Programming costs were approximately $1.2 billion for both periods, representing 59% and 60% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by system sales.  Programming costs were also offset by the amortization of payments received from programmers of $25 million and $19 million for the nine months ended September 30, 2008 and 2007, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increased headcount to support improved service levels.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Marketing costs	$33
Employee costs	33
Bad debt and collection costs	13
Stock compensation costs	9
Other, net	13
System sales, net of acquisitions	(3)

$98

Depreciation and amortization. Depreciation and amortization expense decreased by $18 million for the nine months ended September 30, 2008 compared to September 30, 2007, and was primarily the result of certain assets becoming fully depreciated and the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Asset impairment charges.  Asset impairment charges for the nine months ended September 30, 2007 represent the write-down of assets related to cable asset sales to fair value less costs to sell.

Other operating expenses, net.  For the nine months ended September 30, 2008 compared to September 30, 2007, the increase in other operating expenses, net was primarily attributable to a $36 million increase in special charges.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net.

Charter Holdings.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net interest expense increased by $20 million, which was a result of average debt outstanding increasing from $19.1 billion for the nine months ended September 30, 2007 to $20.1 billion for the nine months ended September 30, 2008, offset by a decrease in our average borrowing rate from 9.2% for the nine months ended September 30, 2007 to 8.9% for the nine months ended September 30, 2008.

CCH II.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net interest expense increased by $24 million, which was a result of average debt outstanding increasing from $11.7 billion for the nine months ended September 30, 2007 to $12.9 billion for the nine months ended September 30, 2008, offset by a decrease in our average borrowing rate from 8.2% for the nine months ended September 30, 2007 to 7.6% for the nine months ended September 30, 2008.

CCO Holdings.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net interest expense increased by $20 million, which was a result of average debt outstanding increasing from $9.3 billion for the nine months ended September 30, 2007 to $10.5 billion for the nine months ended September 30, 2008, offset by a decrease in our average borrowing rate from 7.7% for the nine months ended September 30, 2007 to 7.0% for the nine months ended September 30, 2008.

Change in value of derivatives. Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expense the change in fair value of derivatives that do not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  The loss from the change in value of interest rate swaps decreased from $16 million for the nine months ended September 30, 2007 to $1 million for the nine months ended September 30, 2008.

Other expense, net.  The decrease in other expense, net is attributable to the following (dollars in millions):

Charter Holdings
2008 compared to 2007

Decrease in loss on extinguishment of debt	$31
Increase in minority interest	(1)
Increase in loss on investment	(2)

$28

CCH II
2008 compared to 2007

Decrease in loss on extinguishment of debt	$28
Increase in minority interest	(4)
Increase in loss on investment	(2)

$22

CCO Holdings
2008 compared to 2007

Decrease in loss on extinguishment of debt	$32
Increase in minority interest	(4)
Increase in loss on investment	(2)

$26

For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax benefit (expense).  Income tax benefit was recognized for the nine months ended September 30, 2008 through a change in state income tax laws, offset by current federal and state income tax expense of certain of our indirect subsidiaries.  Income tax expense was recognized for the nine months ended September 30, 2007, through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.

Net income (loss). Net loss at Charter Holdings and CCH II decreased by $237 million, or 24%, and $227 million, or 60%, respectively, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as a result of the factors described above.  For the nine months ended September 30, 2008, CCO Holdings generated net income of $35 million compared to incurring a net loss of $200 million for the nine months ended September 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of September 30, 2008 totaled $20.7 billion, $13.5 billion, and $11.1 billion, respectively, consisting of $7.9 billion of credit facility debt, and $12.8 billion, $5.6 billion and $3.2 billion accreted value of high-yield notes, respectively.  For the remainder of 2008, $18 million of Charter Operating’s credit facility debt matures.  As of September 30,

2008, an additional $165 million of Charter Holdings’ notes and $70 million of Charter Operating’s credit facility debt matures in 2009.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations including $1.9 billion of CCH II senior notes maturing in September 2010.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2008, Charter Holdings, CCH II and CCO Holdings generated $420 million, $891 million, and $1.1 billion of net cash flows from operating activities after paying cash interest of $1.2 billion, $753 million, and $522 million, respectively.  In addition, we used $938 million for purchases of property, plant and equipment.  Finally, Charter Holdings, CCH II and CCO Holdings generated net cash flows from financing activities of $1.1 billion, $642 million, and $415 million, respectively, as a result of financing transactions and credit facility borrowings completed during the nine months ended September 30, 2008.  As of September 30, 2008, Charter Holdings, CCH II and CCO Holdings have cash on hand of $566 million, $560 million, and $555 million, respectively.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the Charter Operating credit facilities, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $21.0 billion as of September 30, 2008.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the maturity of $1.9 billion of CCH II senior notes in September 2010) and thereafter.  However, it is uncertain whether we will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Limitations on Distributions” below and “Risk Factors – Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption of the capital and credit markets and the deterioration of general economic conditions in recent months.  A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  We would experience liquidity problems if we are unable to obtain sufficient additional financing at the right levels of the capital structure on a timely basis or at all as our debt becomes due, or we otherwise need additional liquidity.  Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, we would consider:

•	requesting that Charter or Charter Holdco issue equity, the proceeds of which could be loaned or contributed to us;
•	issuing debt securities that may have structural or other priority over our existing notes;
•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or

•	requesting waivers or amendments with respect to our credit facilities, which may not be available on acceptable terms, and cannot be assured.

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  See “Risk Factors – We may not be able to access funds under the Charter Operating revolving credit facility if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.”  As of September 30, 2008, we were in compliance with the covenants under our indentures and credit facilities.  As of September 30, 2008, our potential availability under Charter Operating’s revolving credit facility totaled approximately $780 million, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our parent companies’ debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations. In response to recent financial market turmoil, including the failure of some financial institutions, we have borrowed amounts under Charter Operating’s revolving credit facility in excess of our immediate needs.  We intend to continue monitoring counterparty risk in the financial markets and may from time to time increase or decrease our borrowings under Charter Operating’s revolving credit facility to balance various factors including our and our parent companies’ liquidity needs, our leverage ratios, and counterparty risk in the financial markets.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”), CCH I, LLC (“CCH I”), CCH II, or CCO Holdings to satisfy their debt payment obligations could, or a bankruptcy with respect to Charter Holdings, CIH, CCH I, CCH II, or CCO Holdings would, give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing our notes.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating and had $2 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In connection with Charter Holdco’s tender offer in October 2008 for senior notes of Charter Holdings, Charter Operating repaid $97 million of its intercompany note owed to Charter Holdco, reducing such intercompany note to $18 million.  In addition, as long as Charter Holdco continues to hold the $35 million (plus $102 million acquired in the tender offer in October 2008) of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2008, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2008 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2008, there was no default under Charter Holdings’ indentures and other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on September 30, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.

In addition to the limitation on distributions under the various indentures discussed above, distributions by us and our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which we and our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the act.  It is uncertain whether we will have sufficient surplus at CIH and its parent companies, or potentially its subsidiaries, to make distributions, including for payment of interest and principal on the debts of the parent companies of such entities.   See “Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Recent Financing Transactions

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 (the “Notes"), guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  The net proceeds of this issuance were used to repay, but not permanently reduce, the outstanding debt balances under the existing revolving credit facility of Charter Operating.  The Notes were sold to qualified institutional buyers in reliance on Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S.

In March 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities.  The net proceeds were used for general corporate purposes.  The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.

In October 2008, Charter Holdco completed a tender offer, in which a total of approximately $102 million principal amount of various Charter Holdings notes due 2009 and 2010 were accepted for approximately $99 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  Charter Holdings, CCH II, and CCO Holdings held $566 million, $560 million, and $555 million in cash and cash equivalents as of September 30, 2008 compared to $13 million, $7 million, and $2 million as of December 31, 2007, respectively.  The increase in cash was the result of a draw-down on Charter Operating’s revolving credit facility.

Operating Activities. Net cash provided by operating activities for Charter Holdings, CCH II, and CCO Holdings was $420 million, $891 million, and $1.1 billion for the nine months ended September 30, 2008, respectively, and $308 million, $782 million, and $1.0 billion for the nine months ended September 30, 2007, respectively.  The increases in net cash provided by operating activities for Charter Holdings, CCH II, and CCO Holdings were primarily a result of revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities for each of Charter Holdings, CCH II, and CCO Holdings was $980 million and $935 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase is primarily due to an increase of $38 million in cash used for the purchase of property, plant, and equipment.

Financing Activities. Net cash provided by financing activities for Charter Holdings, CCH II, and CCO Holdings was $1.1 billion, $642 million, and $415 million, respectively, for the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, net cash provided by financing activities for Charter Holdings and CCH II was $604 million and $130 million, respectively, and net cash used in financing activities for CCO Holdings was $110 million.  The increase in cash provided during the nine months ended September 30, 2008 as compared to the corresponding period in 2007, for Charter Holdings, was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt.  The increase in cash provided during the nine months ended September 30, 2008 as compared to the corresponding period in 2007, for CCH II and CCO Holdings, was primarily the result of a decrease in distributions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $938 million and $890 million for the nine months ended September 30, 2008 and 2007, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and scalable infrastructure to meet increased digital, high-speed Internet, and telephone customer growth and increased demand for advanced services.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the nine months ended September 30, 2008 and 2007, our liabilities related to capital expenditures decreased $41 million and $51 million, respectively.

During 2008, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  We have funded and expect to continue to fund capital expenditures for 2008 primarily from cash flows from operating activities and borrowings under our credit facilities. The actual amount of our capital expenditures depends on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association ("NCTA").  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Nine Months Ended September 30,
	2008	2007

Customer premise equipment (a)	$480	$428
Scalable infrastructure (b)	185	164
Line extensions (c)	63	76
Upgrade/Rebuild (d)	37	35
Support capital (e)	173	187

Total capital expenditures	$938	$890

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.

As of September 30, 2008 and December 31, 2007, Charter Holdings’, CCH II’s, and CCO Holdings’ accreted value of consolidated long-term debt, weighted average interest rates and percentage of debt effectively fixed, including the effects of our interest rate hedge agreements are as follows (dollars in millions):

	Consolidated Charter Holdings		Consolidated CCH II		Consolidated CCO Holdings
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Consolidated long-term debt - accreted value	$20,661	$19,506	$13,509	$12,311	$11,055	$9,859
Weighted average interest rate - credit facilities	6.7%	6.9%	6.7%	6.9%	6.7%	6.9%
Weighted average interest rate - high-yield notes	10.4%	10.4%	9.4%	9.3%	8.8%	8.3%
Blended weighted average interest rate	9.0%	9.1%	7.9%	7.9%	7.3%	7.3%
Debt effectively fixed	83%	85%	74%	76%	68%	71%

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the nine months ended September 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the nine months ended September 30, 2008 and 2007, losses of $1 million and $25 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the nine months ended September 30, 2008 and 2007, change in value of derivatives included losses of $1 million and $16 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2008 (dollars in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at September 30, 2008

Charter Holdings Consolidated
Fixed Rate Debt	$--	$165	$1,882	$281	$1,175	$1,414	$7,837	$12,754	$9,056
Average Interest Rate	--	10.18%	10.26%	11.25%	8.26%	9.40%	10.93%	10.41%

CCH II Consolidated
Fixed Rate Debt	$--	$--	$1,860	$--	$1,100	$1,414	$1,316	$5,690	$5,067
Average Interest Rate	--	--	10.25%	--	8.00%	9.40%	9.41%	9.41%

CCO Holdings Consolidated
Fixed Rate Debt	$--	$--	$--	$--	$1,100	$800	$1,316	$3,216	$2,886
Average Interest Rate	--	--	--	--	8.00%	8.75%	9.41%	8.76%

Charter Holdings, CCH II, and CCO Holdings Consolidated
Variable Rate	$18	$70	$70	$70	$70	$635	$6,930	$7,863	$6,333
Average Interest Rate	5.84%	5.79%	5.41%	6.54%	6.70%	6.59%	6.61%	6.59%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(170)
Average Pay Rate	--	--	7.01%	7.18%	7.14%	7.14%	--	7.13%
Average Receive Rate	--	--	5.31%	6.25%	6.77%	6.69%	--	6.54%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2008 including applicable bank spread.

At September 30, 2008 and December 31, 2007, we had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

See Note 14 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion concerning our legal proceedings.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes “Risk Factors” under Item 1A of Part I.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of September 30, 2008, Charter Holdings, CCH II and CCO Holdings had total long-term debt of approximately $20.7 billion, $13.5 billion, and $11.1 billion, respectively.  Charter Holdings and CCH II had deficiency of earnings to cover fixed charges for the nine months ended September 30, 2008 of approximately $741 million and $147 million, respectively.  CCO Holdings’ ratio of earnings to fixed charges was 1.1 for the nine months ended September 30, 2008.  As of September 30, 2008, total member’s deficit was approximately $8.0 billion and $1.0 billion at Charter Holdings and CCH II, respectively, and total member’s equity was approximately $1.2 billion at CCO Holdings.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $21.0 billion as of September 30, 2008.

Because of the significant indebtedness of us and our parent companies and adverse changes in the capital markets, our and our parent companies’ ability to raise additional capital at reasonable rates or at all is uncertain, and our and our parent companies’ ability to make distributions or payments to parent companies is subject to availability of funds and restrictions under our and their applicable debt instruments and under applicable law.   If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our and our parent companies’ significant amounts of debt could have other important consequences.  For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our and our parent companies’ debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•
make us vulnerable to interest rate increases, because net of hedging transactions approximately 17%, 26%, and 32%, of Charter Holdings’, CCH II’s, and CCO Holdings’ borrowings, respectively, are, and will continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our and our parent companies’ debt;
•
make it more difficult for us and our parent companies to obtain financing given the current volatility and disruption in the capital and credit markets and the deterioration of general economic conditions;

•	make it more difficult for us and our parent companies to satisfy our and their obligations to the holders of our and their notes and to our lenders under our credit facilities; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

A default by us under our debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and our parent companies’ debt, and could force us to seek the protection of the bankruptcy laws.  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We depend on generating (and having available to the applicable obligor) sufficient cash flow and having access to additional liquidity sources to fund our and our parent companies’ debt obligations, capital expenditures, and ongoing operations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate and grow cash flow and our and our parent companies’ access (by dividend or otherwise) to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

•	the impact of competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in growing, further introducing, and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•
general business conditions, economic uncertainty or downturn, including the recent volatility and disruption in the capital and credit markets and the significant downturn in the housing sector and overall economy; and

•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe that the general economic downturn could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash on hand, cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the maturity of $1.9 billion of CCH II senior notes in September 2010) and thereafter.  However, it is uncertain whether we will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Part I. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions” and “–Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption in the capital and credit markets and the deterioration of the general economic conditions in recent months.  An inability to access additional sources of liquidity to fund our and our parent companies’ cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and their debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our and our parent companies’ debt instruments.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under the Charter Operating revolving credit facility if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities to fund operations, capital expenditures, and to service our and our parent companies’ debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $780 million as of September 30, 2008, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our revolving credit facility will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under the Charter Operating revolving credit facility is the absence of a default under such facility, including as a result of any failure to comply with the covenants under the facilities.  Among other covenants, the Charter Operating credit facility requires us to maintain specified leverage ratios.  The Charter Operating revolving credit facility also provides that Charter Operating obtain an unqualified audit opinion from its independent accountants for each fiscal year, which, among other things, requires Charter to demonstrate its ability to fund, at all relevant subsidiaries, its projected liquidity needs for a reasonable period of time following the balance sheet date of the financial statements being audited.  There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.  See “—We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business” for a discussion of the consequences of a default under our and our parent companies’ debt obligations and “- Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers” for a discussion of the limits on our ability to access financing at the relevant levels of our capital structure.

The soundness of financial institutions could adversely affect us.

Our ability to borrow under Charter Operating’s revolving credit facility and to engage in other routine funding transactions could be adversely affected by the actions and commercial soundness of financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to different counterparties and we execute transactions with counterparties in the financial services industry, including commercial banks, investment banks and other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could affect our liquidity or lead to losses or defaults by us.

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise.  Our subsidiaries’ ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions.”  Under the Delaware Limited Liability Company Act, we and our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the act.  Under fraudulent transfer laws, we and our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

Primarily in light of the economic environment, it is uncertain whether we will have, at the relevant times, sufficient surplus at CIH and its parent companies, or potentially its subsidiaries, to make distributions, including for payments of interest and principal on the debts of the parent companies of such entities, and there can otherwise be no assurance that we and our subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our and our parent companies’ indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  As of September 30, 2008, Charter Holdings’, CCH II’s, and CCO Holdings’ total long-term debt was approximately $20.7 billion, $13.5 billion, and $11.1 billion, of which approximately $20.1 billion, $11.1 billion and $9.9 billion was structurally senior to the Charter Holdings, CCH II, and CCO Holdings notes, respectively.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise.  In that event:

•
the lenders under Charter Operating’s credit facilities whose interests are secured by substantially all of our operating assets, and all holders of other debt of our subsidiaries, will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

Risks Related to Our Business

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we delegate certain functions.  The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely.  Any interruption in the services provided by our vendors or by third parties could adversely affect our cash flow, results of operation and financial condition.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant

By: CHARTER COMMUNICATIONS INC., Sole Manager

Dated: November 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
Registrant

Dated: November 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

CCH II, LLC
Registrant

Dated: November 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

CCH II CAPITAL CORP.
Registrant

Dated: November 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

CCO HOLDINGS, LLC
Registrant

Dated: November 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

CCO HOLDINGS CAPITAL CORP.
Registrant

Dated: November 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Amended and Restated Employment Agreement between Neil Smit and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2008 (File No. 000-27927)).

12.1*	Charter Communications Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
12.2*	CCH II, LLC’s Computation of Ratio of Earnings to Fixed Charges
12.3*	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
31.1*	Certificate of Chief Executive Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.3*	Certificate of Chief Executive Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certificate of Chief Financial Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.5*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.6*	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.3*	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.4*	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.5*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.6*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement
* Document attached

E-1