Form 10-K
period 2008-12-31
CCO HOLDINGS CAPITAL CORP; CCO HOLDINGS LLC
filed 2009-03-31
CIK 1271834, 1271833

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to
Commission File Number: 333-112593
                                                         333-112593-001

CCO Holdings, LLC*
CCO Holdings Capital Corp.*
(Exact name of registrants as specified in their charters)

Delaware	86-1067239
Delaware	20-0259004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices including zip code)	(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filers,” “large accelerated filers,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filers ☐                                      Accelerated filers ☐                                      Non-accelerated filers ☑                                      Smaller reporting companies ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC.  All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH II, LLC (a wholly owned subsidiary of Charter Communications Holdings, LLC).  There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

*CCO Holdings, LLC and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

Documents Incorporated By Reference
Neither an Annual Report to security holders, a proxy statement, nor a prospectus under Rule 424(b) or (c) is incorporated herewith.

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2008

This annual report on Form 10-K is for the year ended December 31, 2008.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This information incorporates documents previously filed by our parent company, Charter Communications, Inc., with the SEC including its annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.  Information incorporated by reference is considered to be part of this annual report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.  In this annual report, “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business – Company Focus," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	the completion of our and our parent companies’ restructuring including the outcome and impact on our business of the proceedings under Chapter 11 of the Bankruptcy Code;
•
our and our parent companies’ ability to satisfy closing conditions under the agreements-in-principle and Pre-Arranged Plan and related documents and to have the Pre-Arranged Plan confirmed by the bankruptcy court;

•
the availability of and access to, in general, funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash on hand, cash flows from operating activities, further borrowings or other sources and, in particular, our and our parent companies’ ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our and our parent companies’ other obligations under cross-default provisions;

•
our and our parent companies’ ability to repay debt prior to or when it becomes due and/or successfully access the capital or credit markets to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position, especially given recent volatility and disruption in the capital and credit markets;

•
the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line (“DSL”) providers;

•	difficulties in growing and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
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

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1.  Business.

Introduction

CCO Holdings, LLC (“CCO Holdings”) operates broadband communications businesses in the United States with approximately 5.5 million customers at December 31, 2008.  CCO Holdings Capital Corp. is a wholly-owned subsidiary of CCO Holdings and was formed and exists solely as a co-issuer of the public debt issued with CCO Holdings.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”).  Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”).  We offer residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder (“DVR”) service.  We sell our cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  We also sell advertising to national and local clients on advertising supported cable networks.

At December 31, 2008, we served approximately 5.0 million video customers, of which approximately 3.1 million were digital video customers.  We also served approximately 2.9 million high-speed Internet customers and provided telephone service to approximately 1.3 million customers.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

We are wholly owned by our parent company, CCH II and indirectly owned by Charter.  Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999.  Charter is a holding company whose principal assets at December 31, 2008 are the 55% controlling common equity interest (53% for accounting purposes) and a 100% voting interest in Charter Communications Holding Company, LLC (“Charter Holdco”), the direct parent of CCHC, LLC (“CCHC”).  As sole manager, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries, including us.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131.  Our telephone number is (314) 965-0555, and Charter has a website accessible at www.charter.com.  Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed.  The information posted on our website is not incorporated into this annual report.

Recent Developments – Restructuring

On February 12, 2009, Charter reached agreements in principle with holders of certain of our parent companies’ senior notes (the “Noteholders”) holding approximately $4.1 billion in aggregate principal amount of notes issued by our parent companies, CCH I, LLC (“CCH I”) and CCH II.  Pursuant to separate restructuring agreements, dated February 11, 2009, entered into with each Noteholder (the “Restructuring Agreements”), on March 27, 2009, we and our parent companies filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement a restructuring pursuant to a joint plan of reorganization (the “Plan”) aimed at improving our parent companies’ capital structure (the “Proposed Restructuring”).  The Plan and the disclosure statement were also filed with the bankruptcy court and can be found at www.kccllc.net/charter.

The Proposed Restructuring is expected to be funded with cash from operations, an exchange of debt of CCH II for other debt at CCH II (the “Notes Exchange”), the issance of additional debt (the “New Debt Commitment”), and the proceeds of an equity offering (the “Rights Offering”) for which Charter has received a back-stop commitment (the “Back-Stop Commitment”) from certain Noteholders.  In addition to the Restructuring Agreements, the Noteholders have entered into commitment letters (the “Commitment Letters”), pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.

Under the Notes Exchange, existing holders of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) will be entitled to exchange their CCH II Notes for new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes that are not exchanged in the Notes Exchange will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.  The aggregate principal amount of New CCH II Notes to be issued pursuant to the Plan is expected to be approximately $1.5 billion plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties (collectively, the “Target Amount”), plus an additional $85 million.

Under the Commitment Letters, certain holders of CCH II Notes have committed to exchange, pursuant to the Notes Exchange, an aggregate of approximately $1.2 billion in aggregate principal amount of CCH II Notes, plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or any prepayment penalties.  In the event that the aggregate principal amount of New CCH II Notes to be issued pursuant to the Notes Exchange would exceed the Target Amount, each Noteholder participating in the Notes Exchange will receive a pro rata portion of such Target Amount of New CCH II Notes, based upon the ratio of (i) the aggregate principal amount of CCH II Notes it has tendered into the Notes Exchange to (ii) the total aggregate principal amount of CCH II Notes tendered into the Notes Exchange.  Participants in the Notes Exchange will receive a commitment fee equal to 1.5% of the principal amount plus interest on the CCH II Notes exchanged by such participant in the Notes Exchange.

Under the New Debt Commitment, certain holders of CCH II Notes have committed to purchase an additional amount of New CCH II Notes in an aggregate principal amount of up to $267 million.  Participants in the New Debt Commitment will receive a commitment fee equal to the greater of (i) 3.0% of their respective portion of the New Debt Commitment or (ii) 0.83% of its respective portion of the New Debt Commitment for each month beginning April 1, 2009 during which its New Debt Commitment remains outstanding.

Under the Rights Offering, Charter will offer to existing holders of senior notes of CCH I (“CCH I Notes”) that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the right (the “Rights”) to purchase shares of the new Class A Common Stock of Charter, to be issued upon our and our parents companies’ emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that Charter will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in a term sheet describing the Proposed Restructuring (the “Term Sheet”).  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Communications Operating, LLC (“Charter Operating”) and for general corporate purposes.

Under the Commitment Letters, certain Noteholders (the “Backstop Parties”) have agreed to subscribe for their respective pro rata portions of the Rights Offering, and certain of the Backstop Parties have, in addition, agreed to subscribe for a pro rata portion of any Rights that are not purchased by other holders of CCH I Notes in the Rights Offering (the “Excess Backstop”).  Noteholders who have committed to participate in the Excess Backstop will be offered the option to purchase a pro rata portion of additional shares of Charter’s new Class A Common Stock, at the same price at which shares of the new Class A Common Stock will be offered in the Rights Offering, in an amount equal to $400 million less the aggregate dollar amount of shares purchased pursuant to the Excess Backstop.  The Backstop Parties will receive a commitment fee equal to 3% of its respective equity backstop.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) CCO Holdings’ and Charter Operating’s notes and bank debt will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of common stock in Charter, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Term Sheet.

Pursuant to a separate restructuring agreement among Charter, Mr. Paul G. Allen, Charter’s chairman and controlling shareholder, and an entity controlled by Mr. Allen (the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter.

The Restructuring Agreements also contemplate that upon emergence from bankruptcy each holder of 10% or more of the voting power of Charter will have the right to nominate one member of the initial Board for each 10% of voting power; and that at least Charter’s current Chief Executive Officer and Chief Operating Officer will continue in their same positions.  The Restructuring Agreements require Noteholders to cast their votes in favor of the Plan and generally support the Plan and contain certain customary restrictions on the transfer of claims by the Noteholders.

In addition, the Restructuring Agreements contain an agreement by the parties that prior to commencement of the Chapter 11 cases, if performance by us or our parent companies of any term of the Restructuring Agreements would trigger a default under the debt instruments of CCO Holdings and Charter Operating, which debt is to remain outstanding such performance would be deemed unenforceable solely to the extent necessary to avoid such default.

The Restructuring Agreements and Commitment Letters are subject to certain termination events, including, among others:

•	the commitments set forth in the respective Noteholder’s Commitment Letter shall have expired or been terminated;
•
Charter’s board of directors shall have been advised in writing by its outside counsel that continued pursuit of the Plan is inconsistent with its fiduciary duties, and the board of directors determines in good faith that, (A) a proposal or offer from a third party is reasonably likely to be more favorable to the Company than is proposed under the Term Sheet, taking into account, among other factors, the identity of the third party, the likelihood that any such proposal or offer will be negotiated to finality within a reasonable time, and the potential loss to the company if the proposal or offer were not accepted and consummated, or (B) the Plan is no longer confirmable or feasible;

•
the Plan or any subsequent plan filed by us with the bankruptcy court (or a plan supported or endorsed by us) is not reasonably consistent in all material respects with the terms of the Restructuring Agreements;

•
a disclosure statement order reasonably acceptable to Charter, the holders of a majority of the CCH I Notes held by the ad-hoc committee of certain Noteholders (the “Requisite Holders”) and Mr. Allen has not been entered by the bankruptcy court on or before the 50th day following the bankruptcy petition date;

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the bankruptcy court on or before the 130th day following the bankruptcy petition date;
•	any of the Chapter 11 cases of Charter is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;
•	any Chapter 11 cases of Charter is dismissed if as a result of such dismissal the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated; and
•	any Restructuring Agreement or the Allen Agreement has terminated or been breached in any material respect subject to notice and cure provisions.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require Charter to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we and our parent companies may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  The Proposed Restructuring would result in the reduction of Charter’s debt by approximately $8 billion.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Annual Report on Form 10-K, and incorporated herein by reference.  See “Part I. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Recent Developments – Interest Payments

Two of our parent companies, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on the Overdue Payment Notes, which constitute payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they receive in respect of the January Interest Payment (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.

One of Charter’s subsidiaries, CCH II, did not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter and its subsidiaries, including CCH II, filed voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

Recent Developments – Charter Operating Credit Facility

On February 3, 2009, Charter Operating made a request to the administrative agent under its Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (the “Credit Agreement”), to borrow additional revolving loans under the Credit Agreement.  Such borrowing request complied with the provisions of the Credit Agreement including section 2.2 (“Procedure for Borrowing”) thereof.  On February 5, 2009, we received a notice from the administrative agent asserting that one or more Events of Default (as defined in the Credit Agreement) had occurred and was continuing under the Credit Agreement.  In response, we sent a letter to the administrative agent on February 9, 2009, among other things, stating that no Event of Default under the Credit Agreement occurred or was continuing and requesting the administrative agent to rescind its notice of default and fund Charter Operating’s borrowing request.  The administrative agent sent a letter to us on February 11, 2009, stating that it continues to believe that one or more events of default occurred and was continuing.   As a result, with the exception of one lender who funded approximately $0.4 million, the lenders under the Credit Agreement have failed to fund Charter Operating’s borrowing request.

On March 27, 2009, JPMorgan Chase Bank, N. A., as Administrative Agent under the Credit Agreement, filed an adversary proceeding in bankruptcy court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.   Such a judgment would prevent Charter Operating and CCO

Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  Although it has not yet answered the complaint, Charter denies the allegations made by JP Morgan and intends to vigorously contest this matter.

Corporate Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect parent companies and subsidiaries.  This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes.  The equity ownership, voting percentages, and indebtedness amounts shown below are approximations as of December 31, 2008, and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes, and other convertible or exchangeable securities, debt eliminated in consolidation, or any change that would result from the Proposed Restructuring.  Indebtedness amounts shown below are accreted values for financial reporting purposes as of December 31, 2008.  See Note 9 to the accompanying consolidated financial statements contained in “Item 8.  Financial Statements and Supplementary Data,” which also includes the principal amount of the indebtedness described below.

Public common stock and other equity
93% common equity interest, 9% voting interest
Paul G. Allen and his controlled entities
Charter Communications, Inc.[1] ("Charter") (issuer of $376 million convertible senior notes)
7% common equity interest, 91% voting interest
55% common equity interest and mirror senior securities [3], 100% voting interest
Charter Communications Holding Company, LLC ("Charter Holdco")
45% common equity interest (exchangeable for Charter common stock) [2][3]
$75 million subordinated accreting note [4]
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $199 million of senior notes and $241 million of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.1 billion of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $4.1 billion senior notes)
CCH II, LLC ("CCH II") (co-issuer of $2.5 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (obligor under $350 million credit facility – $350 million outstanding) (co-issuer of $796 million senior notes)
CCO Holdings Capital Corporation (obligor under $350 million credit facility – $350 million outstanding) (co-issuer of $796 million senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $8.5 billion credit facilities – $8.2 billion outstanding) (co-issuer of $2.4 billion senior second lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
Charter Operating Subsidiaries
100% common equity
CC V Holdings, LLC
100% Class B units
70% Preferred Equity in CC VIII, LLC [4]
CC VIII, LLC ("CC VIII")
30% Preferred Equity in CC VIII, LLC [4]
CC VIII Operating Subsidiaries

(1)	Charter acts as the sole manager of Charter Holdco and its direct and indirect limited liability company subsidiaries.

(2)
At December 31, 2008, these membership units were held by CII and Vulcan Cable III Inc. (“Vulcan Cable”), each of which was 100% owned by Paul G. Allen, Charter’s Chairman and controlling shareholder.  They are exchangeable at any time on a one-for-one basis for shares of Charter Class B common stock, which in turn are exchangeable into Charter Class A common stock on a one-for-one basis.  In January 2009, Vulcan Cable merged into CII with CII being the surviving entity.

(3)
The percentages shown in this table reflect the 21.8 million shares of Class A common stock outstanding as of December 31, 2008 issued pursuant to the Share Lending Agreement.  However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 53%, and Paul G. Allen’s ownership of Charter Holdco through his affiliates is 47%.  These percentages exclude the 21.8 million mirror membership units outstanding as of December 31, 2008 issued pursuant to the Share Lending Agreement.

(4)
Represents preferred membership interests in CC VIII, LLC (“CC VIII”), a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC.  See Note 11 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 1A.     Risk Factors.

Risks Relating to Bankruptcy

As mentioned above, we and our parent companies filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009, in order to implement what we refer to herein as our agreements in principle with certain of our parent companies’ bondholders.  A Chapter 11 filing involves many risks including, but not limited to the following.

Our operations will be subject to the risks and uncertainties of bankruptcy.

For the duration of the bankruptcy, our operations will be subject to the risks and uncertainties associated with bankruptcy which include, among other things:

•
The actions and decisions of our and our parent companies’ creditors and other third parties with interests in our bankruptcy, including official and unofficial committees of creditors and equity holders, which may be inconsistent with our plans;

•
objections to or limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the bankruptcy that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions;

•	objections to or limitations on our ability to avoid or reject contracts or leases that are burdensome or uneconomical;

•	our ability to obtain customers and obtain and maintain normal terms with regulators, franchise authorities, vendors and service providers; and

•	our ability to maintain contracts and leases that are critical to our operations.

These risks and uncertainties could negatively affect our business and operations in various ways. For example, negative events or publicity associated with our bankruptcy filings and events during the bankruptcy could adversely affect our relationships with franchise authorities, customers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the bankruptcy is protracted. Also, transactions by us and our parent companies will generally be subject to the prior approval of the applicable Bankruptcy Court, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our and our parent companies’ bankruptcy, the ultimate impact the events that occur during these cases will have on our business, financial condition and results of operations cannot be accurately predicted or quantified at this time.

The bankruptcy may adversely affect our operations going forward. Our seeking bankruptcy protection may adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers, as well as other contract or trading counterparties could adversely affect our financial performance.  In addition, we expect to incur substantial professional and other fees related to our restructuring.

We will remain subject to potential claims made after the date that we filed for bankruptcy and other claims that are not discharged in the bankruptcy, which could have a material adverse effect on our results of operations and financial condition.

We are currently subject to claims in various legal proceedings, and may become subject to other legal proceedings in the future. Although such claims are generally stayed while the bankruptcy proceeding is pending, we may not be successful in ultimately discharging or satisfying such claims.  The ultimate outcome of each of these matters, including our ability to have these matters satisfied and discharged in the bankruptcy proceeding, cannot presently be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to our business or to our financial condition and results of operations.
Transfers of Charter’s equity, or issuances of equity by Charter in connection with our restructuring, may impair Charter’s ability to utilize its federal income tax net operating loss carryforwards in the future which may result in Charter being required to make cash tax payments.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. Charter has net operating loss carryforwards of approximately $8.7 billion as of December 31, 2008. Charter’s ability to deduct net operating loss carryforwards will be subject to a significant limitation if it were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the bankruptcy and would be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  See “—For tax purposes, it is anticipated that Charter will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on Charter’s future ability to use a substantial amount of Charter’s existing net operating loss carryforwards” which may result in Charter being required to make cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

Our successful reorganization will depend on our ability to motivate key employees and successfully implement new strategies.

Our success is largely dependent on the skills, experience and efforts of our people. In particular, the successful implementation of our business plan and our ability to successfully consummate a plan of reorganization will be highly dependent upon our management. Our ability to attract, motivate and retain key employees is restricted by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with the Company during the pendency of the bankruptcy. In addition, we must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs.  The loss of the services of such individuals or other key personnel could have a material adverse effect upon the implementation of our business plan, including our restructuring program, and on our ability to successfully reorganize and emerge from bankruptcy.

The prices of our debt securities are volatile and, in connection with our reorganization, holders of our securities may receive no payment, or payment that is less than the face value or purchase price of such securities.

Prices for our debt securities are volatile and prices for such securities have generally been substantially below par.  We can make no assurance that the price of our securities will not fluctuate or decrease substantially in the future.

Our emergence from bankruptcy is not assured, including on what terms we emerge.

While we expect the terms of our emergence from bankruptcy will reflect the agreements in principle, there is no assurance that we will be able to implement the agreements in principle with certain of our and our parent companies’ bondholders, which is subject to numerous closing conditions.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain of CCO Holdings’ and Charter Operating’s notes, failure to reinstate such debt would require us to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  In addition, as set forth above, a Chapter 11 proceeding is subject to numerous factors which could interfere with our ability to effectuate the agreements in principle.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of December 31, 2008, our total debt was approximately $11.8 billion, our member's deficit was approximately $813 million and the deficiency of earnings to cover fixed charges for the year ended December 31, 2008 was $1.5 billion.

Because of our and our parent companies’ significant indebtedness and adverse changes in the capital markets, our and our parent companies’ ability to raise additional capital at reasonable rates, or at all, is uncertain, and our and our parent companies’ ability to make distributions or payments to our and their respective parent companies is subject to availability of funds and restrictions under our applicable debt instruments and under applicable law.  As a result of our and our parent companies’ significant indebtedness, we have entered into restructuring agreements with holders of certain of our parent companies’ senior notes, pursuant to which we expect to implement the Proposed Restructuring through a Chapter 11 bankruptcy proceeding initiated on March 27, 2009.

Our and our parent companies’ significant amounts of debt could have other important consequences.  For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our and our parent companies’ debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because net of hedging transactions approximately 36% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•
limit our and our parent companies’ ability to borrow additional funds in the future, or to access financing at the necessary level of the capital structure, due to applicable financial and restrictive covenants in our and our parent companies’ debt;

•
make it more difficult for us and our parent companies to obtain financing given the current volatility and disruption in the capital and credit markets and the deterioration of general economic conditions;

•
make it more difficult for us and our parent companies to satisfy our and their obligations to the holders of our and their notes and for us to satisfy our obligations to the lenders under our credit facilities; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

A default by us or one of our parent companies under our or their debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our or our parent companies’ long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations and our and our parent companies’ ability to make payments on our and our parent companies’ debt.  See “—Risks Relating to Bankruptcy.”  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

The agreements and instruments governing our and our parent companies’ debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

Our credit facilities and the indentures governing our and our parent companies’ debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations.  These covenants restrict, among other things, our and our parent companies’ ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

The breach of any covenants or obligations in our or our parent companies’ indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our notes and our credit facilities, and could force us to seek the protection of the bankruptcy laws.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility” and “Risks Relating to Bankruptcy.”

We depend on generating (and having available to the applicable obligor) sufficient cash flow to fund our and our parent companies’ debt obligations, capital expenditures, and ongoing operations.  The lenders under our revolving credit facility have refused us access to funds under the Charter Operating revolving credit facilities.  Our access to additional financing may be limited, which could adversely affect our financial condition and our ability to conduct our business.

Although Charter Operating has drawn down all but $27 million of the amounts available under the revolving credit facility, we have historically relied on access to credit facilities to fund operations, capital expenditures, and to service our and our parent companies’ debt.  Our total potential borrowing availability under Charter Operating’s revolving credit facility was approximately $27 million as of December 31, 2008.  A recent draw request by Charter Operating to borrow the remaining amount under the revolving credit facility was not funded by the lenders with the exception of one lender who funded approximately $0.4 million.  We believe the lenders will continue to refuse funding under our revolving credit facility.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility” and “Risks Relating to Bankruptcy.”  As a result, we will be dependent on our cash on hand and cash flows from operating activities to fund our debt obligations, capital expenditures and ongoing operations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our and our parent companies’ ability to generate and grow cash flow and our and our parent companies’ access (by dividend or otherwise) to additional liquidity sources.  Our and our parent companies’ ability to generate and grow cash flow is dependent on many factors, including:

•	the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in growing and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
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

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, the general economic downturn has resulted in reduced spending by customers and advertisers, which may have impacted our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  It is uncertain whether we will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Part II. Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions” and “–Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our and our parent companies’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiary's debt instruments and under applicable law limit its ability to provide funds to us or our various debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise.  Charter Operating’s ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to its compliance with the terms of its credit facilities and indentures, and restrictions under applicable law.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our High Yield Notes – Restrictions on Distributions.”  Under the Delaware Limited Liability Company Act, we and our subsidiary may only make distributions if the relevant entity has “surplus” as defined in the act.  Under fraudulent transfer laws, we and our subsidiaries may not pay dividends if the relevant entity is insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

It is uncertain whether we will have, at the relevant times, sufficient surplus at the relevant subsidiaries to make distributions, including for payments of interest and principal on the debts of the parents of such entities, and there can otherwise be no assurance that we and our subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our and our parent companies’ indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities.  Charter Operating is also an obligor and guarantor under senior second-lien notes.  As of

December 31, 2008, our total debt was approximately $11.8 billion, of which approximately $10.6 billion was structurally senior to the CCO Holdings notes.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, and all holders of other debt of Charter Operating, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

All of our and our parent companies’ outstanding debt is subject to change of control provisions.  We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies' notes and our credit facilities following a change of control.  Under the indentures governing our and our parent companies' notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes.  However, we and our parent companies may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase.  In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities.  Because such credit facilities and the Charter Operating notes are obligations of our subsidiary, the credit facilities and the Charter Operating notes would have to be repaid by Charter Operating before their assets could be available to us or our parent companies to repurchase our or our parent companies’ notes.  Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes.  The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to, or loan funds to us or any of our parent companies.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to, or loan funds to us or any of our parent companies.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations.

The industry in which we operate is highly competitive and has become more so in recent years.  In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers.  Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are DBS providers.  The two largest DBS providers are DirecTV and Echostar.  Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years.  DBS companies have also recently announced plans and technical actions to expand their activities in the MDU market.  The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T and Verizon, and utility companies can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video and data services (DSL and FiOS) and digital voice services that are similar to ours.  In the case of Verizon, high-speed data services (FiOS) operate at speeds as high as or higher than ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 14% to 17% of our estimated homes passed as of December 31, 2008.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of December 31, 2008, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire and install customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period.  A failure to retain customers could have a material adverse effect on our business.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of our competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet.  Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising.  If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

We cannot assure you that the services we provide will allow us to compete effectively.  Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  Competition may reduce our expected growth of future cash flows.  We cannot predict the extent to which competition may affect our business and results of operations.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2008, we spent approximately $1.2 billion on capital expenditures.  During 2009, we expect capital expenditures to be approximately $1.2 billion.  The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers, and in the delivery of other advanced broadband services such as additional high-definition channels, faster high-speed Internet services, DVRs and other customer premise equipment, as well as the cost of introducing any new services.  We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or increased need to respond to competitive pressures by expanding the delivery of other advanced services.  If we cannot provide for such capital spending from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, competitiveness, financial condition, and results of operations could suffer materially.

We may not have the ability to reduce the high growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item.  In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming.  We expect programming costs to continue to increase, and at a higher rate than in 2008, because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers.  The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product.  We have programming contracts that have expired and others that will expire at or before the end of 2009.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase our programming costs.  Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime.  When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission.  In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements.  If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period.  Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue.  In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest.  Carriage of these other services may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

We face risks inherent in our telephone business.

We may encounter unforeseen difficulties as we increase the scale of our telephone service offerings.  First, we face heightened customer expectations for the reliability of telephone services as compared with our video and high-speed data services.  We have undertaken significant training of customer service representatives and technicians, and we will continue to need a highly trained workforce.  If the service is not sufficiently reliable or we otherwise fail to meet customer expectations, our telephone business could be adversely affected. Second, the competitive landscape for telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies.  Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service.  All of this may limit our ability to grow our telephone service.  Third, we depend on interconnection and related services provided by certain third parties.  As a result, our ability to implement changes as the service grows may be limited.  Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone business and operations.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive.  We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology or bandwidth beyond our expectations.  Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers.  Consequently, our growth, financial condition and results of operations could suffer materially.

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

We depend on third party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services.  We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire.  Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity.  If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers.  These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.  A limited number of vendors of key technologies can lead to less product innovation and higher costs.  For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

In that regard, we currently purchase set-top boxes from a limited number of vendors, because each of our cable systems use one or two proprietary conditional access security schemes, which allows us to regulate subscriber access to some services, such as premium channels.  We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes.  Future innovation in set-top boxes may be restricted until these issues are resolved.  In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.  In addition, in 2009, we plan to convert from two billing service providers to one.  We will be dependent on these vendors for a properly executed conversion and for the ongoing timely and appropriate service from the single remaining vendor.

Malicious and abusive Internet practices could impair our high-speed Internet services.

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as peer-to-peer file sharing, unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software.  These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network.  Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, it is anticipated that Charter will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on Charter’s future ability to use a substantial amount of Charter’s existing net operating loss carryforwards.

As of December 31, 2008, Charter had approximately $8.7 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $3.1 billion, expiring in the years 2009 through 2028.  In addition, Charter also has state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $325 million, generally expiring in years 2009 through 2028.  Due to uncertainties in projected future taxable income and the bankruptcy filing, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset most of Charter’s future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income Charter may generate.  Most notably, the bankruptcy filing will generate an ownership change upon emergence from Chapter 11 and Charter’s net operating loss carryforwards will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  A limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could reduce its ability to use a significant portion of Charter’s net operating losses to offset any future taxable income which may result in Charter being required to make cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.  See Note 19 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Risks Related to Mr. Allen's Controlling Position

The failure by Paul G. Allen, our chairman and controlling stockholder, to maintain a minimum voting interest in us could trigger a change of control default under our subsidiary's credit facilities.

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default.  Such a default could result in the acceleration of repayment of our and our subsidiary's indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with the interests of the holders of our notes.

As of December 31, 2008, Mr. Allen owned approximately 91% of the voting power of the capital stock of our manager, Charter, entitling him to elect all but one of Charter’s board members.  In addition, Mr. Allen has the voting power to elect the remaining board member as well.  Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

Mr. Allen is not restricted from investing in, and has invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, high-speed Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services.  Mr. Allen may also engage in other businesses that compete or may in the future compete with us.

Mr. Allen's control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the holders of our notes.  Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest, or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

Current and future agreements between us and either Mr. Allen or his affiliates may not be the result of arm's-length negotiations.  Consequently, such agreements may be less favorable to us than agreements that we could otherwise have entered into with unaffiliated third parties.

We are not permitted to engage in any business activity other than the cable transmission of video, audio and data unless Mr. Allen authorizes us to pursue that particular business activity, which could adversely affect our ability to offer new products and services outside of the cable transmission business and to enter into new businesses, and could adversely affect our growth, financial condition and results of operations.

Charter’s certificate of incorporation and Charter Holdco's limited liability company agreement provide that Charter, Charter Holdco and their subsidiaries, including us, cannot engage in any business activity outside the cable transmission business except for specified businesses.  This will be the case unless Mr. Allen consents to our engaging in the business activity.  The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated, or managed by us from time to time.  These provisions may limit our ability to take advantage of attractive business opportunities.

The loss of Mr. Allen's services could adversely affect our ability to manage our business.

Mr. Allen is Chairman of Charter’s board of directors and provides strategic guidance and other services to Charter.  If Charter were to lose his services, our growth, financial condition, and results of operations could be adversely impacted.

The special tax allocation provisions of the Charter Holdco limited liability company agreement may cause Charter in some circumstances to pay more taxes than if the special tax allocation provisions were not in effect.

Charter Holdco's limited liability company agreement provided that through the end of 2003, net tax losses (such net tax losses being determined under the federal income tax rules for determining capital accounts) of Charter Holdco that would otherwise have been allocated to Charter based generally on Charter’s percentage ownership of outstanding common membership units of Charter Holdco, would instead be allocated to the membership units held by Vulcan Cable and CII.  The purpose of these special tax allocation provisions was to allow Mr. Allen to take advantage, for tax purposes, of the losses generated by Charter Holdco during such period.  In some situations, these special tax allocation provisions could result in Charter having to pay taxes in an amount that is more or less than if Charter Holdco had allocated net tax losses to its members based generally on the percentage of outstanding common membership units owned by such members.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber and employee privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules, regulations, and regulatory policies relating to provision of voice communications and high-speed Internet service;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way.  Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.  Approximately 10% of our franchises, covering approximately 11% of our video customers, were expired as of December 31, 2008.  On January 1, 2009, a number of these expired franchises converted to statewide authorization and were no longer considered expired.  Approximately 4% of additional franchises, covering approximately an additional 4% of our video customers, will expire on or before December 31, 2009, if not renewed prior to expiration.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the new state franchising laws do not allow us to immediately opt into statewide franchising until (i) we have completed the term of the local franchise, in good standing, (ii) a competitor has entered the market, or (iii) in limited instances, where the local franchise allows the state franchise license to apply.  In many cases, state franchising laws, and their varying application to us and new video providers, will result in less franchise imposed requirements for our competitors who are new entrants than for us until we are able to opt into the applicable state franchise.

We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisors have from time to time alleged that we have not complied with these agreements.  Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future.  A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

Our cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive.  Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems.  In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.  In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise.  As a result, competing operators may build systems in areas in which we hold franchises.

In a series of recent rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants.  At the same time, a substantial number of states recently have adopted new franchising laws.  Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing operators.  As a result of these new franchising laws and regulations, we have seen an increase in the number of competitive cable franchises or operating certificates being issued, and we anticipate that trend to continue.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems.  This additional regulation increases the cost of operating our business.  We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements.  Local franchising authorities who are certified to regulate rates in the communities where they operate generally have the power to reduce rates and order refunds on the rates charged for basic service and equipment.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities.  However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation.  It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases.  Should this occur, it would impede our ability to raise our rates.  If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis, or to at least offer a separately available child-friendly “family tier.”  It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  The FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services.  However, in late 2007, the FCC issued a Notice of Proposed Rulemaking in which it “tentatively concludes” that this approach should be modified.  The change could affect the pole attachment rates we pay when we offer either data or voice services over our broadband facility.  Any changes in the FCC approach could result in a substantial increase in our pole attachment costs.

Increasing regulation of our Internet service product adversely affect our ability to provide new products and services.

There has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  In August 2005, the FCC issued a nonbinding policy statement identifying four principles to guide its policymaking regarding high-speed Internet and related services.  These principles provide that consumers are entitled to:  (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers.  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices.  Although that decision is on appeal, additional proposals for new legislation, and for more expansive conditions associated with the broadband provisions of the new American Recovery and Reinvestment Act, could impose additional obligations on high-speed Internet providers.  Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), obtain value for use of our cable systems and respond to competitive competitions.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  The FCC adopted a transition plan in 2007 addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed, which is expected to occur in June 2009.  Under the FCC’s transition plan, most cable systems will be required to offer both an analog and digital version of local broadcast signals for three years after the digital transition date.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  The FCC also adopted new commercial leased access rules which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information and telephone relay requirements to many VoIP providers such as us.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer premise equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches.  We own or lease real property for signal reception sites, and own most of our service vehicles.

Our subsidiaries generally lease space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located.  Charter Holdco owns the land and building for our principal executive office.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce.  We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3.  Legal Proceedings.

In re Charter Communications, Inc: JPMorgan Chase Bank, N.A. v. Charter Communications Operating, LLC and CCO Holdings, LLC.  On March 27, 2009, Charter, Charter Holdings, and all other Charter entities filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  See "Part I. Item 1. Business – Recent Developments – Restructuring."  Later on March 27, 2009, JPMorgan Chase Bank, N. A., as Administrative Agent under the Credit Agreement, filed an adversary proceeding in bankruptcy court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment would prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  Although it has not yet answered the complaint, Charter denies the allegations made by JP Morgan and intends to vigorously contest this matter.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive telephone patents.  Charter denied the allegations raised in the complaint.  On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  Charter is vigorously contesting this matter.

Rembrandt Patent Litigation.  On June 1, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service infringes three patents owned by Rembrandt and that Charter's receipt and retransmission of ATSC digital terrestrial broadcast signals infringes a fourth patent owned by Rembrandt (Rembrandt I).  On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable (Rembrandt II).  Charter has denied all of Rembrandt’s allegations. On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware. On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed an action against Rembrandt in U.S. District Court for the district of Delaware seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases.  On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II cases.  On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of non-infringement on the remaining patent.  Charter is vigorously contesting the Rembrandt I and Rembrandt II cases.

Verizon Patent Litigation. On February 5, 2008, four Verizon entities sued Charter and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities (Verizon I).  A trial is scheduled for February 2010.  On December 31, 2008, forty-four Charter entities filed a complaint in the U.S. District Court for the Eastern District of Virginia alleging that Verizon and two of its subsidiaries infringe four patents related to television transmission technology (Verizon II).  On February 6, 2009, Verizon responded to the complaint by denying Charter’s allegations, asserting counterclaims for non-infringement and invalidity of Charter’s patents and asserting counterclaims against Charter for infringement of eight patents.  On January 15, 2009, Charter filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaration of non-infringement on two patents owned by Verizon (Verizon III).  Charter is vigorously contesting the allegations made against it in Verizon I and Verizon II, and is forcefully prosecuting its claims in Verizon II and Verizon III.

We and our parent companies are also defendants or co-defendants in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases including those described above, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.

In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While we believe the lawsuits are without merit and intend to defend the actions vigorously, all of these patent lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations, or liquidity.

Employment Litigation

Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.  On August 15, 2007, a class action complaint was filed against Charter in the United States District Court for the Western District of Wisconsin, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter technicians, alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While we believe we have substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, we reached a settlement with the plaintiffs, which received final approval from the court on January 26, 2009.  We have been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  We cannot predict the ultimate outcome of any such claims.

Other Proceedings

We and our parent companies also are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of CCO Holdings are owned by CCH II and indirectly by Charter Holdings.  All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings, an indirect subsidiary of Charter.

(C)	Dividends

None.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2008 with respect to equity compensation plans of Charter:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	22,043,636 (1)	$3.82	8,786,240
Equity compensation plans not approved by security holders	289,268 (2)	$3.91	--

TOTAL	22,332,904	$3.82	8,786,240

(1)
This total does not include 12,008,625 shares issued pursuant to restricted stock grants made under Charter’s 2001 Stock Incentive Plan, which were or are subject to vesting based on continued employment, or 33,036,871 performance shares issued under Charter’s LTIP plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(2)	Includes shares of Charter’s Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant.

For information regarding securities issued under Charter’s equity compensation plans, see Note 18 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Part I. Item 1. Business – Recent Developments” which describes the Proposed Restructuring and “Part I. Item 1A. Risk Factors” especially the risk factors “—Risks Relating to Bankruptcy” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of CCO Holdings and subsidiaries as of and for the years ended December 31, 2008, 2007, and 2006.

Overview

CCO Holdings is a broadband communications company operating in the United States with approximately 5.5 million customers at December 31, 2008.  CCO Holdings Capital Corp. is a wholly-owned subsidiary of CCO Holdings and was formed and exists solely as a co-issuer of the public debt issued with CCO Holdings.  CCO Holdings is a direct subsidiary of CCH II, which is an indirect subsidiary of Charter Holdings.  Charter Holdings is an indirect subsidiary of Charter.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).

Approximately 86% of our revenues for each of the years ended December 31, 2008 and 2007 are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems.  Generally, these customer subscriptions may be discontinued by the customer at any time.  The remaining 14% of revenue for fiscal years 2008 and 2007 is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming (where users are charged a fee for individual programs viewed), installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

The cable industry's and our most significant competitive challenges stem from DBS providers and DSL service providers.  Telephone companies either offer, or are making upgrades of their networks that will allow them to offer, services that provide features and functions similar to our video, high-speed Internet, and telephone services, and they also offer them in bundles similar to ours.  We believe that competition from DBS and telephone companies has resulted in net video customer losses.  In addition, we face increasingly limited opportunities to upgrade our video customer base now that approximately 62% of our video customers subscribe to our digital video service.  These factors have contributed to decreased growth rates for digital video customers.  Similarly, competition from high-speed Internet providers along with increasing penetration of high-speed Internet service in homes with computers has resulted in decreased growth rates for high-speed Internet customers.  In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues through price increases and high-speed Internet upgrades, increases in the number of our customers who purchase bundled services including high-speed Internet and telephone, and through sales of incremental services including wireless networking, high definition television, OnDemand, and DVR services.  In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues at historical rates, if at all.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense, impairment of franchise intangibles and interest expense.  Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees.  Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense, and property taxes.  We control our costs of operations by maintaining strict controls on expenses.  More specifically, we are focused on managing our cost structure by improving workforce productivity, and leveraging our scale, and increasing the effectiveness of our purchasing activities.

For the year ended December 31, 2008, our operating loss from continuing operations was $614 million and for the years ended December 31, 2007 and 2006, income from continuing operations was $548 million and $367 million, respectively.  We had a negative operating margin (defined as operating loss from continuing operations divided by revenues) of 9% for the year ended December 31, 2008 and positive operating margins (defined as operating income from continuing operations divided by revenues) of 9% and 7% for the years ended December 31, 2007 and 2006, respectively.  For the year ended December 31, 2008, the operating loss from continuing operations and negative operating margin is principally due to impairment of franchises incurred during the fourth quarter.  The improvement in operating income from continuing operations in 2007 as compared to 2006 and positive operating margin for the years ended December 31, 2007 and 2006 is principally due to increased sales of our bundled services and improved cost efficiencies.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, and the impairment of our franchise intangibles.

Beginning in 2004 and continuing through 2008, we sold several cable systems to divest geographically non-strategic assets and allow for more efficient operations, while also reducing debt and increasing our liquidity.  In 2006, 2007, and 2008, we closed the sale of certain cable systems representing a total of approximately 390,300, 85,100, and 14,100 video customers, respectively.  As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.  We also made certain geographically strategic acquisitions in 2006 and 2007, adding 17,600 and 25,500 video customers, respectively.

In 2006, we determined that the West Virginia and Virginia cable systems, which were part of the system sales disclosed above, comprised operations and cash flows that for financial reporting purposes met the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems (including a gain on sale of approximately $200 million recorded in the third quarter of 2006), have been presented as discontinued operations, net of tax, for the year ended December 31, 2006.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions):

	Year Ended December 31,
	2008		2007

Revenues	$6,479	100%	$6,002	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,792	43%	2,620	44%
Selling, general and administrative	1,401	22%	1,289	21%
Depreciation and amortization	1,310	20%	1,328	22%
Impairment of franchises	1,521	23%	178	3%
Asset impairment charges	--	--	56	1%
Other operating (income) expenses, net	69	1%	(17)	--

	7,093	109%	5,454	91%

Income (loss) from operations	(614)	(9%)	548	9%

Interest expense, net	(818)		(776)
Change in value of derivatives	(62)		(46)
Loss on extinguishment of debt	--		(32)
Other expense, net	(19)		(24)

Loss before income tax expense	(1,513)		(330)
Income tax benefit (expense)	40		(20)

Net loss	$(1,473)		$(350)

Revenues.  Average monthly revenue per basic video customer, measured on an annual basis, has increased from $93 in 2007 to $105 in 2008.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 and 2008 reduced the increase in revenues in 2008 as compared to 2007 by approximately $31 million.  See “Part I. Item 1A – Risk Factors – Risks Relating to Bankruptcy – Our operations will be subject to the risks and uncertainties of bankruptcy.”

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$3,463	53%	$3,392	56%	$71	2%
High-speed Internet	1,356	21%	1,243	21%	113	9%
Telephone	555	9%	345	6%	210	61%
Commercial	392	6%	341	6%	51	15%
Advertising sales	308	5%	298	5%	10	3%
Other	405	6%	383	6%	22	6%

	$6,479	100%	$6,002	100%	$477	8%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 174,200 customers in 2008, of which 16,700 were related to asset sales, net of acquisitions.  Digital video customers increased by 213,000 customers in 2008.  The increase was reduced by the sale, net of acquisitions, of 7,600 digital customers.  The increase in video revenues is attributable to the following (dollars in millions):

2008 compared to 2007

Incremental video services and rate adjustments	$87
Increase in digital video customers	77
Decrease in basic video customers	(72)
Asset sales, net of acquisitions	(21)

$71

High-speed Internet customers grew by 192,700 customers in 2008.  The increase in 2008 was reduced by asset sales, net of acquisitions, of 5,600 high-speed Internet customers.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

2008 compared to 2007

Increase in high-speed Internet customers	$113
Rate adjustments and service upgrades	3
Asset sales, net of acquisitions	(3)

$113

Revenues from telephone services increased by $220 million in 2008, as a result of an increase of 389,500 telephone customers in 2008, offset by a decrease of $10 million, related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses.  The increase was reduced by approximately $2 million as a result of asset sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2008, advertising sales revenues increased primarily as a result of increases in political advertising sales and advertising sales to vendors offset by significant decreases in revenues from the automotive and furniture sectors, and a decrease of $2 million related to asset sales.  For the years ended December 31, 2008 and 2007, we received $39 million and $15 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For each of the years ended December 31, 2008 and 2007, franchise fees represented approximately 46% of total other revenues.  The increase in other revenues in 2008 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.  The increase was reduced by approximately $3 million as a result of asset sales.

Operating expenses.  The increase in our operating expenses is attributable to the following (dollars in millions):

2008 compared to 2007

Programming costs	$90
Labor costs	44
Franchise and regulatory fees	23
Maintenance costs	19
Costs of providing high-speed Internet and telephone services	5
Other, net	13
Asset sales, net of acquisitions	(22)

$172

Programming costs were approximately $1.6 billion and $1.6 billion, representing 59% and 60% of total operating expenses for the years ended December 31, 2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $33 million and $25 million in 2008 and 2007, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increase in employee base salary and benefits.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2008 compared to 2007

Marketing costs	$32
Customer care costs	23
Bad debt and collection costs	17
Stock compensation costs	14
Employee costs	7
Other, net	24
Asset sales, net of acquisitions	(5)

$112

Depreciation and amortization. Depreciation and amortization expense decreased by $18 million in 2008.  During 2008, the decrease in depreciation was primarily the result of asset sales, certain assets becoming fully depreciated, and an $81 million decrease due to the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

 Impairment of franchises. We recorded impairment of $1.5 billion and $178 million for the years ended December 31, 2008 and 2007, respectively.  The impairment recorded in 2008 was largely driven by lower expected revenue growth resulting from the current economic downturn and increased competition.  The impairment recorded in 2007 was largely driven by increased competition.

 Asset impairment charges. Asset impairment charges for the year ended December 31, 2007 represents the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

 Other operating (income) expenses, net.  The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

2008 compared to 2007

Increase in losses on sales of assets	$16
Increase in special charges, net	70

$86

For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net.  Net interest expense increased by $42 million in 2008 from 2007.  The increase in net interest expense from 2007 to 2008 was a result of average debt outstanding increasing from $9.4 billion in 2007 to $10.3 billion in 2008, offset by a decrease in our average borrowing rate from 7.6% in 2007 to 6.9% in 2008.

 Change in value of derivatives.  Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expense the change in fair value of derivatives that do not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  The loss from the change in value of interest rate swaps increased from $46 million in 2007 to $62 million in 2008.

 Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007

CCO Holdings notes redemption	$--	$(19)
Charter Operating credit facilities refinancing	--	(13)

	$--	$(32)

For more information, see Notes 9 and 16 to the accompanying consolidated financial statements contained in “Item 8.  Financial Statements and Supplementary Data.”

Other expense, net.  The change in other expense, net is attributable to the following (dollars in millions):

2008 compared to 2007

Decrease in minority interest	$9
Decrease in loss on investment	1
Other, net	(5)

$5

For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). Income tax benefit for the year ended December 31, 2008 was realized as a result of the decreases in certain deferred tax liabilities of certain of our indirect subsidiaries, attributable to the write-down of franchise assets for financial statement purposes and not for tax purposes.  Income tax benefit for the year ended December 31, 2008 included $32 million of deferred tax benefit related to the impairment of franchises.  Income tax expense in 2007 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.  Income tax expense for the year ended December 31, 2007 includes $18 million of income tax expense previously recorded at our indirect parent company.

Net loss. The impact to net loss in 2008 and 2007 as a result of asset impairment charges, impairment of franchises, and extinguishment of debt was to increase net loss by approximately $1.5 billion and $264 million, respectively.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Developments – Restructuring

On February 12, 2009, Charter reached agreements in principle with the Noteholders holding approximately $4.1 billion in aggregate principal amount of notes issued by our parent companies, CCH I and CCH II.  Pursuant to the Restructuring Agreements, on March 27, 2009, we and our parent companies filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement the Proposed Restructuring pursuant to the Plan aimed at improving our parent companies’ capital structure.

The Proposed Restructuring is expected to be funded with cash from operations, the Notes Exchange, the New Debt Commitment, and the Rights Offering for which Charter has received a Back-Stop Commitment from certain Noteholders.  In addition to the Restructuring Agreements, the Noteholders have entered into Commitment Letters, pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.

Under the Notes Exchange, existing holders of CCH II Notes will be entitled to exchange their CCH II Notes for New CCH II Notes.  CCH II Notes that are not exchanged in the Notes Exchange will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.  The aggregate principal amount of New CCH II Notes to be issued pursuant to the Plan is expected to be approximately $1.5 billion plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties (collectively, the “Target Amount”), plus an additional $85 million.

Under the Commitment Letters, certain holders of CCH II Notes have committed to exchange, pursuant to the Notes Exchange, an aggregate of approximately $1.2 billion in aggregate principal amount of CCH II Notes, plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or any prepayment penalties.  In the event that the aggregate principal amount of New CCH II Notes to be issued pursuant to the Notes Exchange would exceed the Target Amount, each Noteholder participating in the Notes Exchange will receive a pro rata portion of such Target Amount of New CCH II Notes, based upon the ratio of (i) the aggregate principal amount of CCH II Notes it has tendered into the Notes Exchange to (ii) the total aggregate principal amount of CCH II Notes tendered into the Notes Exchange.  Participants in the Notes Exchange will receive a commitment fee equal to 1.5% of the principal amount plus interest on the CCH II Notes exchanged by such participant in the Notes Exchange.

Under the New Debt Commitment, certain holders of CCH II Notes have committed to purchase an additional amount of New CCH II Notes in an aggregate principal amount of up to $267 million.  Participants in the New Debt Commitment will receive a commitment fee equal to the greater of (i) 3.0% of their respective portion of the New Debt Commitment or (ii) 0.83% of its respective portion of the New Debt Commitment for each month beginning April 1, 2009 during which its New Debt Commitment remains outstanding.

Under the Rights Offering, Charter will offer to existing holders of CCH I Notes that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the Rights to purchase shares of the new Class A Common Stock of Charter, to be issued upon our and our parent companies’ emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that Charter will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in the Term Sheet.  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Operating and for general corporate purposes.

Under the Commitment Letters, the Backstop Parties have agreed to subscribe for their respective pro rata portions of the Rights Offering, and certain of the Backstop Parties have, in addition, agreed to subscribe for a pro rata portion of any Rights that are not purchased by other holders of CCH I Notes in the Rights Offering (the “Excess Backstop”).  Noteholders who have committed to participate in the Excess Backstop will be offered the option to purchase a pro rata portion of additional shares of Charter’s new Class A Common Stock, at the same price at which shares of the new Class A Common Stock will be offered in the Rights Offering, in an amount equal to $400 million less the aggregate dollar amount of shares purchased pursuant to the Excess Backstop.  The Backstop Parties will receive a commitment fee equal to 3% of its respective equity backstop.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) CCO Holdings’ and Charter Operating’s notes and bank debt will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CIH will receive warrants to purchase shares of common stock in Charter, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Term Sheet.

Pursuant to the Allen Agreement, in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A common stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to CII under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A common stock of Charter.

The Restructuring Agreements also contemplate that upon emergence from bankruptcy each holder of 10% or more of the voting power of Charter will have the right to nominate one member of the initial Board for each 10% of voting power; and that at least Charter’s current Chief Executive Officer and Chief Operating Officer will continue in their same positions.  The Restructuring Agreements require Noteholders to cast their votes in favor of the Plan and generally support the Plan and contain certain customary restrictions on the transfer of claims by the Noteholders.

In addition, the Restructuring Agreements contain an agreement by the parties that prior to commencement of the Chapter 11 cases, if performance by us or our parent companies of any term of the Restructuring Agreements would trigger a default under the debt instruments of CCO Holdings and Charter Operating, which debt is to remain outstanding such performance would be deemed unenforceable solely to the extent necessary to avoid such default.

The Restructuring Agreements and Commitment Letters are subject to certain termination events, including, among others:

•	the commitments set forth in the respective Noteholder’s Commitment Letter shall have expired or been terminated;
•
Charter’s board of directors shall have been advised in writing by its outside counsel that continued pursuit of the Plan is inconsistent with its fiduciary duties, and the board of directors determines in good faith that, (A) a proposal or offer from a third party is reasonably likely to be more favorable to the Company than is proposed under the Term Sheet, taking into account, among other factors, the identity of the third party, the likelihood that any such proposal or offer will be negotiated to finality within a reasonable time, and the potential loss to the company if the proposal or offer were not accepted and consummated, or (B) the Plan is no longer confirmable or feasible;

•
the Plan or any subsequent plan filed by us with the bankruptcy court (or a plan supported or endorsed by us) is not reasonably consistent in all material respects with the terms of the Restructuring Agreements;

•
a disclosure statement order reasonably acceptable to Charter, the holders of a majority of the CCH I Notes held by the Requisite Holders and Mr. Allen has not been entered by the bankruptcy court on or before the 50th day following the bankruptcy petition date;

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the bankruptcy court on or before the 130th day following the bankruptcy petition date;
•	any of the Chapter 11 cases of Charter is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;
•	any Chapter 11 cases of Charter is dismissed if as a result of such dismissal the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated; and
•	any Restructuring Agreement or the Allen Agreement has terminated or been breached in any material respect subject to notice and cure provisions.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require Charter to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we and our parent companies may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  The Proposed Restructuring would result in the reduction of Charter’s debt by approximately $8 billion.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Annual Report on Form 10-K, and incorporated herein by reference.  See “Part I. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Recent Developments – Interest Payments

Two of our parent companies, CIH and Charter Holdings, did not make the January Interest Payment on the Overdue Payment Notes.  The Indentures for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into the Escrow Agreement.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the Escrow Amount and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.

One of Charter’s subsidiaries, CCH II, did not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter and its subsidiaries, including CCH II,  filed voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

Recent Developments – Charter Operating Credit Facility

On February 3, 2009, Charter Operating made a request to the administrative agent under the Credit Agreement, to borrow additional revolving loans under the Credit Agreement.  Such borrowing request complied with the provisions of the Credit Agreement including section 2.2 (“Procedure for Borrowing”) thereof.  On February 5, 2009, we received a notice from the administrative agent asserting that one or more Events of Default (as defined in the Credit Agreement) had occurred and was continuing under the Credit Agreement.  In response, we sent a letter to the administrative agent on February 9, 2009, among other things, stating that no Event of Default under the Credit Agreement occurred or was continuing and requesting the administrative agent to rescind its notice of default and fund Charter Operating’s borrowing request.  The administrative agent sent a letter to us on February 11, 2009, stating that it continues to believe that one or more events of default occurred and was continuing.   As a result, with the exception of one lender who funded approximately $0.4 million, the lenders under the Credit Agreement have failed to fund Charter Operating’s borrowing request.

On March 27, 2009, JPMorgan Chase Bank, N. A., as Administrative Agent under the Credit Agreement, filed an adversary proceeding in bankruptcy court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment would prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  Although it has not yet answered the complaint, Charter denies the allegations made by JP Morgan and intends to vigorously contest this matter.

Overview of Our Debt and Liquidity

We have significant amounts of debt.  As of December 31, 2008, the accreted value of our total debt was approximately $11.8 billion, as summarized below (dollars in millions):

	December 31, 2008
			Semi-Annual
	Principal	Accreted	Interest Payment	Maturity
	Amount	Value(a)	Dates	Date(b)
CCO Holdings, LLC:
8 3/4% senior notes due 2013	$800	$796	5/15 & 11/15	11/15/13
Credit facility	350	350		9/6/14
Charter Communications Operating, LLC:
8.000% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	770	4/30 & 10/30	4/30/14
10.875% senior second-lien notes due 2014	546	527	3/15 & 9/15	9/15/14
Credit facilities	8,246	8,246		varies

	$11,812	$11,789

(a)
The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.  For additional information see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In each of 2009, 2010, and 2011, $70 million of our debt matures.  In 2012 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.  The following table summarizes our payment obligations as of December 31, 2008 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$11,812	$70	$140	$3,355	$8,247
Long-Term Debt Interest Payments (2)	3,184	650	1,238	1,190	106
Payments on Interest Rate Instruments (3)	443	127	257	59	--
Capital and Operating Lease Obligations (4)	96	22	35	21	18
Programming Minimum Commitments (5)	687	315	206	166	--
Other (6)	475	368	88	19	--

Total	$16,697	$1,552	$1,964	$4,810	$8,371

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2008.  Refer to Notes 9 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.  The table above does not include the $240 million of Loans Payable – Related Party.  See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2008 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2008.  Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate swap agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2008.  As a result of our filing of a Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements have the option to terminate the underlying contract and, upon emergence of Charter from bankruptcy, receive payment for the market value of the interest rate swap agreement as measured on the date the contract is terminated.

(4)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2008 and 2007 were $24 million and $23 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.6 billion in each of the years ended December 31, 2008 and 2007.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(6)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below.  However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations.  Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for each of the years ended December 31, 2008 and 2007 was $47 million.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $179 million and $172 million for the years ended December 31, 2008 and 2007, respectively.

•
We also have $158 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount we may borrow under our credit facilities.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the year ended December 31, 2008, we generated $1.5 billion of net cash flows from operating activities, after paying cash interest of $774 million.  In addition, we used $1.2 billion for purchases of property, plant and equipment.  Finally, we generated net cash flows from financing activities of $689 million, as a result of financing transactions and credit facility borrowings completed during the year ended December 31, 2008.  As of December 31, 2008, we had cash on hand of $948 million.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the Charter Operating credit facilities, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $21.7 billion as of December 31, 2008.

During the fourth quarter of 2008, Charter Operating drew down all except $27 million of amounts available under the revolving credit facility.  During the first quarter of 2009, Charter Operating presented a qualifying draw notice to the banks under the revolving credit facility but was refused those funds.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility.”  Additionally, upon filing bankruptcy, Charter Operating will no longer have access to the revolving credit facility and will rely on cash on hand and cash flows from operating activities to fund our projected cash needs.  We expect that cash on hand and cash flows from operating activities will be adequate to fund our projected cash needs through the pendency of our expected Chapter 11 bankruptcy proceedings.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our expenditures, and the outcome of various matters in our Chapter 11 bankruptcy proceedings and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See “Part I. Item 1A. Risk Factors — Risks Relating to Bankruptcy.”

Parent Company Debt Obligations

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2008, Charter Holdco was owed $13 million in intercompany loans from Charter Operating and had $1 million in cash, which amounts were available to pay interest and principal on Charter’s convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In addition, as long as Charter Holdco continues to hold the $137 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures governing our and our parent companies’ notes, and under our credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended December 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of Charter’s subsidiaries did not meet their applicable leverage ratio tests based on December 31, 2008 financial results.  As a result, distributions from certain of Charter’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by Charter’s subsidiaries, including us, may be limited by applicable law, including the Delaware Limited Liability Company Act, under which Charter’s subsidiaries may only make distributions if they have “surplus” as defined in the act.  It is uncertain whether we will have sufficient surplus at the relevant subsidiaries to make distributions, including for payment of interest and principal on the debts of the parents of such entities.  See “Part I. Item 1A. Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiary’s debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents.  We held $948 million in cash and cash equivalents as of December 31, 2008 compared to $2 million as of December 31, 2007.  The increase in cash was the result of a draw-down on our revolving credit facility.

Operating Activities.  Net cash provided by operating activities increased $94 million from $1.4 billion for the year ended December 31, 2007 to $1.5 billion for the year ended December 31, 2008, primarily as a result of revenue growth from high-speed Internet and telephone driven by bundled services, as well as improved cost efficiencies, offset by an increase of $37 million in interest on cash pay obligations and changes in operating assets and liabilities that provided $37 million less cash during the same period.

Investing Activities. Net cash used in investing activities for each of the years ended December 31, 2008 and 2007 was $1.2 billion.

Financing Activities. Net cash provided by financing activities was $689 million for the year ended December 31, 2008 and net cash used in financing activities was $226 million for the year ended December 31, 2007.  The increase in cash provided during the year ended December 31, 2008 compared to the corresponding period in 2007 was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt and a decrease in distributions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.2 billion in each of the years ended December 31, 2008 and 2007.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased by $39 million and $2 million for the years ended December 31, 2008 and 2007, respectively.

During 2009, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the NCTA.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2008 and 2007 (dollars in millions):

	For the years ended December 31,
	2008	2007

Customer premise equipment (a)	$595	$578
Scalable infrastructure (b)	251	232
Line extensions (c)	80	105
Upgrade/rebuild (d)	40	52
Support capital (e)	236	277

Total capital expenditures	$1,202	$1,244

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

(b)
Scalable infrastructure includes costs not related to customer premise equipment or our network, to secure growth of new customers, revenue units, and additional bandwidth revenues, or provide service enhancements (e.g., headend equipment).

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

Description of Our Outstanding Debt

Overview

As of December 31, 2008 and 2007, our total debt was approximately $11.8 billion and $9.9 billion, respectively.  This debt was comprised of approximately $8.6 billion and $7.2 billion of credit facility debt and $3.2 billion and $2.7 billion accreted amount of high-yield notes at December 31, 2008 and 2007, respectively.  See the organizational chart on page 5 and the first table under “— Liquidity and Capital Resources — Overview of Our Debt and Liquidity” for debt outstanding by issuer.

As of December 31, 2008 and 2007, the blended weighted average interest rate on our debt was 6.4% and 7.3%, respectively.  The interest rate on approximately 64% and 68% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2008 and 2007, respectively.  The fair value of our high-yield notes was $2.4 billion and $2.6 billion at December 31, 2008 and 2007, respectively.  The fair value of our credit facilities was $6.2 billion and $6.7 billion at December 31, 2008 and 2007, respectively.  The fair value of high-yield notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

The following description is a summary of certain provisions of our credit facilities and our notes (the “Debt Agreements”).  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all terms of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

Credit Facilities – General

Charter Operating Credit Facilities

Under the terms of the Proposed Restructuring, the Charter Operating credit facilities will remain outstanding although the revolving line of credit would no longer be available for new borrowings.  The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with an initial total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  In March 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the “Incremental Term Loans”) under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to that date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.  Although the Charter Operating credit facilities allow for the incurrence of up to an additional $500 million in incremental term loans, no assurance can be given that we could obtain additional incremental term loans in the future if Charter Operating sought to do so especially after filing a Chapter 11 bankruptcy proceeding on March 27, 2009.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fees of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.  If an event of default were to occur, such as a bankruptcy filing, Charter Operating would not be able to elect the Eurodollar rate and would have to pay interest at the base rate plus the applicable margin.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings credit facility”) which consists of a $350 million term loan facility.  Under the terms of the Proposed Restructuring, the CCO Holdings credit facility will remain outstanding.  The facility matures in September 2014.  The CCO Holdings credit facility also allows us to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that such incremental term loans could be obtained if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  If an event of default were to occur, such as a bankruptcy filing, CCO Holdings would not be able to elect the Eurodollar rate and would have to pay interest at the base rate plus the applicable margin.  The applicable margin with respect to incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCO Holdings credit facility, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the credit facilities. Conditions to future borrowings include absence of a default or an event of default under the credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include among other things:

•	the failure to make payments when due or within the applicable grace period;
•
the failure to comply with specified covenants, including, but not limited to, a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from our independent accountants and without a “going concern” or like qualification or exception;

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount;

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount;

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating;

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0.  See “-Summary of Restricted Covenants of Our

High Yield Notes.”  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the Charter convertible senior notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Outstanding Notes

CCO Holdings, LLC Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 (the “CCOH 2013 Notes”).  The CCOH 2013 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp., including the CCO Holdings credit facility.  The CCOH 2013 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.  Under the terms of the Proposed Restructuring, the CCO Holdings notes will remain outstanding.

Charter Communications Operating, LLC Notes

In April 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014.  In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.  In March 2006, Charter Operating exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of Charter Operating 8 3/8% senior second-lien notes due 2014.  In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

Subject to specified limitations, CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations are required to guarantee the Charter Operating notes.  The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes;

•	senior in right of payment to any future subordinated indebtedness of such guarantor; and
•	effectively senior to the relevant subsidiary’s unsecured indebtedness, to the extent of the value of the collateral but subject to the prior lien of the credit facilities.

The Charter Operating notes and related note guarantees are secured by a second-priority lien on all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facilities and the related obligations.  The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•
with certain exceptions, all capital stock (limited in the case of capital stock of foreign subsidiaries, if any, to 66% of the capital stock of first tier foreign Subsidiaries) held by Charter Operating or any guarantor; and

•	with certain exceptions, all intercompany obligations owing to Charter Operating or any guarantor.

In the event that additional liens are granted by Charter Operating or its subsidiaries to secure obligations under the Charter Operating credit facilities or the related obligations, second priority liens on the same assets will be granted to secure the Charter Operating notes, which liens will be subject to the provisions of an intercreditor agreement (to which none of Charter Operating or its affiliates are parties).  Notwithstanding the foregoing sentence, no such second priority liens need be provided if the time such lien would otherwise be granted is not during a guarantee and pledge availability period (when the Leverage Condition is satisfied), but such second priority liens will be required to be provided in accordance with the foregoing sentence on or prior to the fifth business day of the commencement of the next succeeding guarantee and pledge availability period.

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp.  To the extent of the value of the collateral (but subject to the prior lien of the credit facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness.  Under the terms of the Proposed Restructuring, the Charter Operating notes will remain outstanding.

Redemption Provisions of Our High Yield Notes

The various notes issued by us and our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

CCO Holdings:
8 3/4% senior notes due 2013	November 15, 2008 – November 14, 2009	104.375%
	November 15, 2009 – November 14, 2010	102.917%
	November 15, 2010 – November 14, 2011	101.458%
	Thereafter	100.000%
Charter Operating:
8% senior second-lien notes due 2012	At any time	*
8 3/8% senior second-lien notes due 2014	April 30, 2009 – April 29, 2010	104.188%
	April 30, 2010 – April 29, 2011	102.792%
	April 30, 2011 – April 29, 2012	101.396%
	Thereafter	100.000%
10.875% senior second-lien notes due 2014	At any time	**

*
Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

**
Charter Operating may redeem the outstanding 10.875% second lien notes due 2014, at their option, on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.

In the event that a specified change of control event occurs, each of the respective issuers of the notes must offer to repurchase any then outstanding notes at 101% of their principal amount or accrued value, as applicable, plus accrued and unpaid interest, if any.

Summary of Restrictive Covenants of Our High Yield Notes

The following description is a summary of certain restrictions of our Debt Agreements.  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all restrictions of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

The notes issued by CCO Holdings and Charter Operating (together, the “note issuers”) were issued pursuant to indentures that contain covenants that restrict the ability of the note issuers and their subsidiaries to, among other things:

•	incur indebtedness;
•	pay dividends or make distributions in respect of capital stock and other restricted payments;
•	issue equity;
•	make investments;
•	create liens;
•	sell assets;
•	consolidate, merge, or sell all or substantially all assets;
•	enter into sale leaseback transactions;
•	create restrictions on the ability of restricted subsidiaries to make certain payments; or
•	enter into transactions with affiliates.

However, such covenants are subject to a number of important qualifications and exceptions.  Below we set forth a brief summary of certain of the restrictive covenants.

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit each of the respective notes issuers and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for each of the note issuers as follows:

Issuer	Leverage Ratio

CCOH	4.5 to 1
CCO	4.25 to 1

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, each issuer and their restricted subsidiaries are permitted to issue among other permitted indebtedness:

•	up to an amount of debt under credit facilities not otherwise allocated as indicated below:
•	CCO Holdings: $9.75 billion
•	Charter Operating: $6.8 billion
•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets;
•	up to $300 million of additional debt for any purpose; and
•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

Indebtedness under a single facility or agreement may be incurred in part under one of the categories listed above and in part under another, and generally may also later be reclassified into another category including as debt incurred under the leverage ratio.  Accordingly, indebtedness under our credit facilities is incurred under a combination of the categories of permitted indebtedness listed above.  The restricted subsidiaries of note issuers are generally not permitted to issue subordinated debt securities.

Restrictions on Distributions

Generally, under the various indentures each of the note issuers and their respective restricted subsidiaries are permitted to pay dividends on or repurchase equity interests, or make other specified restricted payments, only if the applicable issuer can incur $1.00 of new debt under the applicable leverage ratio test after giving effect to the transaction and if no default exists or would exist as a consequence of such incurrence.  If those conditions are met, restricted payments may be made in a total amount of up to the following amounts for the applicable issuer as indicated below:

•
CCO Holdings:  the sum of 100% of CCO Holdings’ Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to certain investments, cumulatively from October 1, 2003, plus $100 million; and

•
Charter Operating:  the sum of 100% of Charter Operating’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to certain investments, cumulatively from April 1, 2004, plus $100 million.

In addition, each of the note issuers may make distributions or restricted payments, so long as no default exists or would be caused by transactions among other distributions or restricted payments:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;
•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in the applicable issuer or its restricted subsidiaries; or
•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

Each of CCO Holdings and Charter Operating and their respective restricted subsidiaries may make distributions or restricted payments:  (i) so long as certain defaults do not exist and even if the applicable leverage test referred to above is not met, to enable certain of its parents to pay interest on certain of their indebtedness or (ii) so long as the applicable issuer could incur $1.00 of indebtedness under the applicable leverage ratio test referred to above, to enable certain of its parents to purchase, redeem or refinance certain indebtedness.

Restrictions on Investments

Each of the note issuers and their respective restricted subsidiaries may not make investments except (i) permitted investments or (ii) if, after giving effect to the transaction, their leverage would be above the applicable leverage ratio.

Permitted investments include, among others:

•	investments in and generally among restricted subsidiaries or by restricted subsidiaries in the applicable issuer;
•	For CCO Holdings:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since November 10, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For Charter Operating:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant.

Restrictions on Liens

Charter Operating and its restricted subsidiaries are not permitted to grant liens senior to the liens securing the Charter Operating notes, other than permitted liens, on their assets to secure indebtedness or other obligations, if, after giving effect to such incurrence, the senior secured leverage ratio (generally, the ratio of obligations secured by first priority liens to four times EBITDA, as defined, for the most recent fiscal quarter for which internal financial reports are available) would exceed 3.75 to 1.0.  The restrictions on liens for each of the other note issuers only applies to liens on assets of the issuers themselves and does not restrict liens on assets of subsidiaries.  With respect to all of the note issuers, permitted liens include liens securing indebtedness and other obligations under credit facilities (subject to specified limitations in the case of Charter Operating), liens securing the purchase price of financed new assets, liens securing indebtedness of up to $50 million and other specified liens.

Restrictions on the Sale of Assets; Mergers

The note issuers are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless after giving effect to the transaction, leverage would be below the applicable leverage ratio for the applicable issuer, no default exists, and the surviving entity is a U.S. entity that assumes the applicable notes.

The note issuers and their restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, in excess of $100 million unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days, or productive assets.  The note issuers and their restricted subsidiaries are then required within 365 days after any asset sale either to use or commit to use the net cash proceeds over a specified threshold to acquire assets used or useful in their businesses or use the net cash proceeds to repay specified debt, or to offer to repurchase the issuer’s notes with any remaining proceeds.

Restrictions on Sale and Leaseback Transactions

The note issuers and their restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable issuer could have incurred secured indebtedness under its leverage ratio test in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Prohibitions on Restricting Dividends

The note issuers’ restricted subsidiaries may generally not enter into arrangements involving restrictions on their ability to make dividends or distributions or transfer assets to the applicable note issuer unless those restrictions with respect to financing arrangements are on terms that are no more restrictive than those governing the credit facilities existing when they entered into the applicable indentures or are not materially more restrictive than customary terms in comparable financings and will not materially impair the applicable note issuers’ ability to make payments on the notes.

Affiliate Transactions

The indentures also restrict the ability of the note issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors of the applicable note issuer that the transaction complies with this covenant, or transactions with affiliates involving over $50 million without receiving an opinion as to the fairness to the holders of such transaction from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing.

Cross Acceleration

Our indentures and those of certain of our parent companies and our subsidiaries include various events of default, including cross acceleration provisions.  Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes.  As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes or the Charter Operating credit facilities could cause cross-defaults under our or our parent companies’ indentures.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method, which provides guidance on the accounting and reporting for business combinations.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 141R effective January 1, 2009.  We do not expect that the adoption of SFAS No. 141R will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Consolidations, which provides guidance on the accounting and reporting for minority interests in consolidated financial statements.  SFAS No. 160 requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits.  As such, future losses will be allocated between Charter and the Charter Holdco non-controlling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 effective January 1, 2009.  We do not expect that the adoption of SFAS No. 160 will have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  We will apply SFAS No. 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009.  We are in the process of assessing the impact of SFAS No. 157 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS No. 133.  SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  We will adopt SFAS No. 161 effective January 1, 2009.  We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  We will adopt FSP FAS 142-3 effective January 1, 2009.  We do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  We will adopt FSP APB 14-1 effective January 1, 2009.  We do not expect that the adoption of FSP APB 14-1 will have a material impact on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2008 and 2007, our total debt was approximately $11.8 billion and $9.9 billion, respectively.  As of December 31, 2008 and 2007, the weighted average interest rate on the credit facility debt was approximately 5.5% and 6.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.8% and 8.2%, respectively, resulting in a blended weighted average interest rate of 6.4% and 7.3%, respectively.  The interest rate on approximately 64% and 68% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2008 and 2007, respectively.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the years ended December 31, 2008 and 2007, losses of $180 million and $123 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the years ended December 31, 2008 and 2007, change in value of derivatives includes losses of $62 million and $46 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2008 (dollars in millions):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at December 31, 2008
Debt
Fixed Rate	$--	$--	$--	$1,100	$800	$1,316	$3,216	$2,428
Average Interest Rate	--	--	--	8.00%	8.75%	9.41%	8.76%

Variable Rate	$70	$70	$70	$70	$1,385	$6,931	$8,596	$6,187
Average Interest Rate	4.20%	3.52%	4.59%	4.87%	4.76%	4.87%	4.83%

Interest Rate Instruments
Variable to Fixed Swaps	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(411)
Average Pay Rate	--	6.99%	7.16%	7.13%	7.12%	--	7.11%
Average Receive Rate	--	2.82%	3.41%	4.86%	4.86%	--	4.52%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts adjusted for Charter Operating’s credit risk.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2008 including applicable bank spread.

At December 31, 2008 and 2007, we had outstanding $4.3 billion and $4.3 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The following information under “Management’s Report on Internal Control Over Financial Reporting” is not filed but is furnished pursuant to Reg S-K Item 308T, "Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies."

Charter’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control system was designed to provide reasonable assurance to Charter’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Charter’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 14.  Principal Accounting Fees and Services.

Charter’s Audit Committee appoints, retains, compensates and oversees the independent registered public accounting firm (subject, if applicable, to board of director and/or stockholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with respect to independent registered public accounting firms. Pre-approvals of non-audit services are sometimes delegated to a single member of the Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at the Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2008 and 2007. Each year, including 2008, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the independent registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The independent registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see the Charter’s Audit Committee charter on Charter’s website, www.charter.com.

Audit Fees

During the years ended December 31, 2008 and 2007, Charter incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including one subsidiary in 2008 and three subsidiaries in 2007 that are also public registrants), for the review of Charter and its subsidiaries’ interim financial statements and two offering memorandums in each of 2008 and 2007 totaling approximately $3.9 million and $4.2 million, respectively.

Audit-Related Fees

Charter incurred audit-related fees to KPMG of approximately $0.1 million and $0.02 million during the years ended December 31, 2008 and 2007, respectively. These services were primarily related to certain agreed-upon procedures.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the exhibits begins on page E-1 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter Holdings and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. Have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer
Date: March 31, 2009

CCO HOLDINGS CAPITAL CORP.
Registrant
	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer
Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc., the sole manager of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 31, 2009
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 31, 2009
Neil Smit	Officer, Director (Principal Executive Officer)
CCO Holdings Capital Corp.

/s/ Eloise E. Schmitz	Chief Financial Officer	March 31, 2009
Eloise E. Schmitz	(Principal Financial Officer)

/s/ Kevin D. Howard	Vice President, Controller and Chief Accounting Officer	March 31, 2009
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 27, 2009
W. Lance Conn

/s/ Rajive Johri	Director, Charter Communications, Inc.	March 13, 2009
Rajive Johri

/s/ Robert P. May	Director, Charter Communications, Inc.	March 31, 2009
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 31, 2009
David C. Merritt

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 31, 2009
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 31, 2009
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 31, 2009
Larry W. Wangberg

S-1

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

3.1(a)
Certificate of Formation of CCO Holdings, LLC (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.1(b)
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

3.3(a)
Certificate of Incorporation of CCO Holdings Capital Corp. (originally named CC Holdco I Capital Corp.) (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.3(b)
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

Certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the Registrants have not been filed as exhibits to this Form 10-K. The Registrants agree to furnish to the Commission upon its request a copy of any instrument defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries.

4.1(a)
Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.3(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.1(b)
First Supplemental Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.2(a)
Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.2(b)
First Supplemental Indenture relating to the 10.00% Senior Notes due 2009, dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.3(a)
Indenture relating to the 10.25% Senior Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.3(b)
First Supplemental Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.4(a)
Indenture relating to the 11.75% Senior Discount Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.3(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.4(b)
First Supplemental Indenture relating to the 11.75% Senior Discount Notes due 2010, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee, dated as of September 28, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.5(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% senior notes due 2009 (incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.5(b)
First Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.6(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.125% senior notes due 2011 (incorporated by reference to Exhibit 4.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.6(b)
First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company governing 11.125% Senior Notes due 2011 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.7(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% senior discount notes due 2011 (incorporated by reference to Exhibit 4.2(c) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.7(b)
First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.10 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.8(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.8(b)
First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.8(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.8(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.11 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.9(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.9(b)
First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.9(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.9(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing the 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.12 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.10(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.10(b)
First Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.13 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.11(a)
Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.11(b)
First Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.11(c)
Second Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 10.14 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.1	Form of Restructuring Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).
10.2	Form of Commitment Letter (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).
10.3	Term Sheet (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).
10.4
Restructuring Agreement, dated as of February 11, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).

10.5
Indenture dated as of September 28, 2005 among CCH I Holdings, LLC and CCH I Holdings Capital Corp., as Issuers and Charter Communications Holdings, LLC, as Parent Guarantor, and The Bank of New York Trust Company, NA, as Trustee, governing: 11.125% Senior Accreting Notes due 2014, 9.920% Senior Accreting Notes due 2014, 10.000% Senior Accreting Notes due 2014, 11.75% Senior Accreting Notes due 2014, 13.50% Senior Accreting Notes due 2014, 12.125% Senior Accreting Notes due 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.6(a)
Indenture dated as of September 28, 2005 among CCH I, LLC and CCH I Capital Corp., as Issuers, Charter Communications Holdings, LLC, as Parent Guarantor, and The Bank of New York Trust Company, NA, as Trustee, governing 11.00% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.6(b)
First Supplemental Indenture relating to the 11.00% Senior Secured Notes due 2015, dated as of September 14, 2006, by and between CCH I, LLC, CCH I Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.7
Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.8
Indenture relating to the 10.25% Senior Notes due 2013, dated as of September 14, 2006, by and between CCH II, LLC, CCH II Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-027927)).

10.9
First Supplemental Indenture relating to the 10.25% Senior Notes due 2013, dated as of July 2, 2008, by and between CCH II, LLC, CCH II Capital Corporation, as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. on July 3, 2008 (File No. 000-027927)).

10.10
Exchange and Registration Rights Agreement relating to the issuance of the 10.25% Senior Notes due 2013, dated as of July 2, 2008, by and between CCH II, LLC, CCH II Capital Corporation, Charter Communications Holdings, LLC, Banc of America Securities LLC and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on July 3, 2008 (File No. 000-027927)).

10.11
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.12
Indenture relating to the 8% senior second lien notes due 2012 and 8 3/8% senior second lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.13
Indenture relating to the 10.875% senior second lien notes due 2014 dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, trustee (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.14
Collateral Agreement, dated as of March 19, 2008 by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC and certain of its subsidiaries in favor of Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.15(a)
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.15(b)
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.16
Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Holdings, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.17
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.18
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.19(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.19(b)
First Amendment to the Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, adopted as of June 22, 2004 (incorporated by reference to Exhibit 10.16(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on February 28, 2006 (File No. 000-27927)).

10.20
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.21(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.21(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.22
Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the other hand, and Certain Underwriters at Lloyd's of London and certain subscribers, on the other hand. (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.23
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.24
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

10.25
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.26
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (revised) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.27
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.28
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. ,as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.29
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.30
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.31(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.31(b)+
Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.31(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.31(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.31(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.31(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.32(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.32(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.32(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.32(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.32(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.32(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.32(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.32(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.32(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications Holdings, LLC. on March 31, 2005 (File No. 333-77499)).

10.33
Description of 2008 Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10,3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2008 (File No. 000-27927)).

10.34+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 2, 2006 (File No. 000-27927)).

10.35+
Amended and Restated Executive Cash Award Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed December 6, 2007 (File No. 000-27927)).

10.36+
Amended and Restated Employment Agreement, dated as of July 1, 2008, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 1010.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2008 (File No. 000-27927)).

10.37(a)+
Amended and Restated Employment Agreement between Jeffrey T. Fisher and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.37(b)+
Separation Agreement and Release between Jeffrey T. Fisher and Charter Communications, inc., dated as of April 4, 2008 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.38(a)+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.38(b)+
Amendment to the Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc., filed on May 12, 2008 (File No. 000-27927)).

10.39(a)+
Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.39(b)+
Amendment to the Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.40(a)+
Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated August 1, 2007 (incorporated by reference to Exhibit 10.52(a) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

10.40(b)+
Amendment to Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated as of March 5, 2008 (incorporated by reference to Exhibit 10.52(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

12.1*	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
31.1*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.3*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.4*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Document attached.
+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Manager and the Member of
CCO Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCO Holdings, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that CCO Holdings, LLC will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, CCO Holdings, LLC’s ultimate parent, Charter Communications, Inc. and its subsidiaries, including CCO Holdings, LLC (collectively, Charter) have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, primarily as a result of the following matters: (i) Charter’s significant indebtedness; (ii) Charter’s ability to raise additional capital given its current leverage; and (iii) the potential inability of certain of Charter’s subsidiaries to make distributions for payments of interest and principal on the debts of the parents of such subsidiaries due in 2009 based on the availability of funds and restrictions under Charter’s applicable debt instruments and under applicable law.  These matters raise substantial doubt about CCO Holdings, LLC’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

St. Louis, Missouri
March 30, 2009

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$948	$2
Accounts receivable, less allowance for doubtful accounts of
$18 and $18, respectively	221	220
Prepaid expenses and other current assets	23	24
Total current assets	1,192	246

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,191 and $6,432, respectively	4,959	5,072
Franchises, net	7,384	8,942
Total investment in cable properties, net	12,343	14,014

OTHER NONCURRENT ASSETS	211	186

Total assets	$13,746	$14,446

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$909	$929
Payables to related party	236	192
Current portion of long-term debt	70	--
Total current liabilities	1,215	1,121

LONG-TERM DEBT	11,719	9,859
LOANS PAYABLE – RELATED PARTY	240	332
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	695	545
MINORITY INTEREST	676	663

Member’s equity (deficit)	(510)	2,035
Accumulated other comprehensive loss	(303)	(123)

Total member’s equity (deficit)	(813)	1,912

Total liabilities and member’s equity (deficit)	$13,746	$14,446

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2008	2007	2006

REVENUES	$6,479	$6,002	$5,504

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,792	2,620	2,438
Selling, general and administrative	1,401	1,289	1,165
Depreciation and amortization	1,310	1,328	1,354
Impairment of franchises	1,521	178	--
Asset impairment charges	--	56	159
Other operating (income) expenses, net	69	(17)	21

	7,093	5,454	5,137

Operating income (loss) from continuing operations	(614)	548	367

OTHER INCOME AND EXPENSES:
Interest expense, net	(818)	(776)	(766)
Change in value of derivatives	(62)	(46)	6
Loss on extinguishment of debt	--	(32)	(27)
Other expense, net	(19)	(24)	(4)

	(899)	(878)	(791)

Loss from continuing operations, before income tax expense	(1,513)	(330)	(424)

INCOME TAX BENEFIT (EXPENSE)	40	(20)	(7)

Loss from continuing operations	(1,473)	(350)	(431)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	238

Net loss	$(1,473)	$(350)	$(193)

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member's
	Equity (Deficit)	Income (Loss)	Equity (Deficit)

BALANCE, December 31, 2005	$5,042	$2	$5,044
Contributions	148	--	148
Distributions to parent company	(1,151)	--	(1,151)
Changes in fair value of interest rate agreements	--	(1)	(1)
Net loss	(193)	--	(193)

BALANCE, December 31, 2006	3,846	1	3,847
Distributions to parent company	(1,447)	--	(1,447)
Changes in fair value of interest rate agreements	--	(123)	(123)
Other	(14)	(1)	(15)
Net loss	(350)	--	(350)

BALANCE, December 31, 2007	2,035	(123)	1,912
Distributions to parent company	(1,072)	--	(1,072)
Changes in fair value of interest rate agreements	--	(180)	(180)
Net loss	(1,473)	--	(1,473)

BALANCE, December 31, 2008	$(510)	$(303)	$(813)

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,473)	$(350)	$(193)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,310	1,328	1,362
Impairment of franchises	1,521	178	--
Asset impairment charges	--	56	159
Noncash interest expense	22	17	23
Change in value of derivatives	62	46	(6)
Deferred income taxes	(47)	12	--
(Gain) loss on sale of assets, net	13	(3)	(192)
Loss on extinguishment of debt	--	21	27
Other, net	48	20	16
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1)	(33)	23
Prepaid expenses and other assets	--	(5)	1
Accounts payable, accrued expenses and other	(21)	31	(23)
Receivables from and payables to related party, including deferred management fees	33	55	41

Net cash flows from operating activities	1,467	1,373	1,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,202)	(1,244)	(1,103)
Change in accrued expenses related to capital expenditures	(39)	(2)	24
Proceeds from sale of assets, including cable systems	43	104	1,020
Other, net	(12)	(31)	(6)

Net cash flows from investing activities	(1,210)	(1,173)	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,105	7,877	6,322
Borrowings from related parties	--	--	300
Repayments of long-term debt	(1,179)	(6,628)	(6,729)
Repayments to related parties	(115)	--	(20)
Payments for debt issuance costs	(38)	(33)	(18)
Contributions	--	--	148
Distributions	(1,072)	(1,447)	(1,151)
Other, net	(12)	5	--

Net cash flows from financing activities	689	(226)	(1,148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	946	(26)	25
CASH AND CASH EQUIVALENTS, beginning of period	2	28	3

CASH AND CASH EQUIVALENTS, end of period	$948	$2	$28

CASH PAID FOR INTEREST	$774	$728	$718

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$--	$--	$37
Retirement of Renaissance Media Group LLC debt	$--	$--	$(37)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

1.  Organization and Basis of Presentation

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets at December 31, 2008 are the equity interests in its operating subsidiaries.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”).  Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”).  The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

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

2.  Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern.  The conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On February 12, 2009, Charter announced that it had reached agreements in principle with holders of certain of its subsidiaries’ senior notes (the “Noteholders”) holding approximately $4.1 billion in aggregate principal amount of notes issued by Charter’s subsidiaries, CCH I, LLC (“CCH I”) and CCH II, LLC (“CCH II”).  Pursuant to separate restructuring agreements, dated February 11, 2009, entered into with each Noteholder (the “Restructuring Agreements”), on March 27, 2009, Charter and its subsidiaries, including CCO Holdings, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement a restructuring pursuant to a joint plan of reorganization (the “Plan”) aimed at improving their capital structure (the “Proposed Restructuring”).  The filing of bankruptcy is an event of default under the Company’s indebtedness.  Refer to discussion of subsequent events regarding the Proposed Restructuring in Note 25.

During the fourth quarter of 2008, Charter Operating drew down all except $27 million of amounts available under the revolving credit facility.  During the first quarter of 2009, Charter Operating presented a qualifying draw notice to the banks under the revolving credit facility but was refused those funds.  Additionally, upon filing bankruptcy, Charter Operating will no longer have access to the revolving credit facility and will rely on cash on hand and cash flows from operating activities to fund our projected cash needs.  The Company’s and its parent companies’ projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its expenditures, and the outcome of various matters in its Chapter 11 bankruptcy proceedings and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See Note 25.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The Company incurred net losses of $1.5 billion, $350 million, and $193 million in 2008, 2007, and 2006, respectively.  The Company’s net cash flows from operating activities were $1.5 billion, $1.4 billion, and $1.2 billion for the years ending December 31, 2008, 2007, and 2006, respectively.

The Company's total debt as of December 31, 2008 was $11.8 billion, consisting of $8.6 billion of credit facility debt and $3.2 billion accreted value of high-yield notes.  In each of 2009, 2010, and 2011, $70 million of the Company’s debt matures.  In 2012 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period. For the year ended December 31, 2008, the Company generated $1.5 billion of net cash flows from operating activities, after paying cash interest of $774 million.  In addition, the Company used $1.2 billion for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $689 million, as a result of financing transactions and credit facility borrowings completed during the year ended December 31, 2008.  As of December 31, 2008, the Company had cash on hand of $948 million.

Although the Company has been able to refinance or otherwise fund the repayment of debt in the past, it may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption of the capital and credit markets and the deterioration of general economic conditions in recent months.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2008, Charter Holdco was owed $13 million in intercompany loans from Charter Communications Operating, LLC (“Charter Operating”) and had $1 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In addition, as long as Charter Holdco continues to hold the $137 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the Company’s and its parent companies’ notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended December 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of Charter’s subsidiaries did not meet their applicable leverage ratio tests based on December 31, 2008 financial results.  As a result, distributions from certain of Charter’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by Charter’s subsidiaries, including the Company, may be limited by applicable law.  Under the Delaware Limited Liability Company Act, Charter’s subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, Charter’s subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

It is uncertain whether Charter’s subsidiaries, including the Company, will have, at the relevant times, sufficient surplus at the relevant subsidiaries to make distributions, including for payments of interest and principal on the debts of the parents of such entities, and there can otherwise be no assurance that Charter’s subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service parent company indebtedness.

3.  Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized.  Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and has concluded that substantially all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually or more frequently as warranted by events or changes in circumstances (see Note 7).  The Company concluded that substantially all of its franchises qualify for indefinite-life treatment.  Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, investments in equity securities and goodwill.  Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company recognizes losses for any decline in value considered to be other than temporary.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2008, 2007, and 2006; however, approximately $56 million and $159 million of impairment on assets held for sale was recorded for the years ended December 31, 2007 and 2006, respectively (see Note 4).

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income (loss).  For all other derivative instruments, the related gains or losses are recorded in the statements of operations.  The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.  The Company does not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities.  Franchise fees of $187 million, $177 million, and $179 million for the years ended December 31, 2008, 2007, and 2006, respectively, are reported in other revenues, on a gross basis with a corresponding operating expense.  Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2008	2007	2006

Video	$3,463	$3,392	$3,349
High-speed Internet	1,356	1,243	1,047
Telephone	555	345	137
Commercial	392	341	305
Advertising sales	308	298	319
Other	405	383	347

	$6,479	$6,002	$5,504

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

paid by the programmers.  The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $33 million, $25 million, and $32 million for the years ended December 31, 2008, 2007, and 2006, respectively.  As of December 31, 2008 and 2007, the deferred amounts of such economic consideration, included in other long-term liabilities, were $61 million and $90 million, respectively.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.6 billion, and $1.5 billion for the years ended December 31, 2008, 2007, and 2006, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $229 million, $187 million, and $131 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Multiple-Element Transactions

In the normal course of business, the Company enters into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty.  Transactions, although negotiated contemporaneously, may be documented in one or more contracts.  The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold.  In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share – Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company recorded $33 million, $18 million, and $13 million of option compensation expense which is included in general and administrative expenses for the years ended December 31, 2008, 2007, and 2006, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants during the years ended December 31, 2008, 2007, and 2006, respectively; risk-free interest rates of 3.5%, 4.6%, and 4.6%; expected volatility of 88.1%, 70.3%, and 87.3% based on historical volatility; and expected lives of 6.3 years, 6.3 years, and 6.3 years, respectively.  The valuations assume no dividends are paid.

Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax.  CCO Holdings holds all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax.  However, certain of the limited liability companies are subject to state income tax.  In addition, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards.  The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 19).

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Charter, our indirect parent company, is subject to income taxes.  Accordingly, in addition to the Company’s deferred tax liabilities, Charter has recorded net deferred tax liabilities of approximately $379 million related to their approximate 53% investment in Charter Holdco which is not reflected at the Company.

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic operating segments.  The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth.  The Company delivers similar products and services within each of its geographic operations.  Each geographic service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment.  In addition, each of the geographic operating segments has similar economic characteristics.  In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic operating structure, management has determined that the Company has one reportable segment, broadband services.

4.  Sale of Assets

In 2006, the Company sold certain cable television systems serving approximately 356,000 video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the year ended December 31, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  The Company determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the year ended December 31, 2006, including a gain of $200 million on the sale of cable systems.

Summarized consolidated financial information for the years ended December 31, 2006 for the West Virginia and Virginia cable systems is as follows:

Year Ended December 31, 2006
Revenues	$109
Income before income taxes	$238
Income tax expense	$(22)
Net income	$216
Earnings per common share, basic and diluted	$0.65

In 2007 and 2006, the Company recorded asset impairment charges of $56 million and $60 million, respectively, related to other cable systems meeting the criteria of assets held for sale.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

5.  Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$18	$16	$17
Charged to expense	122	107	89
Uncollected balances written off, net of recoveries	(122)	(105)	(90)

Balance, end of year	$18	$18	$16

6.  Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2008 and 2007:

	2008	2007

Cable distribution systems	$7,008	$6,697
Customer equipment and installations	4,057	3,740
Vehicles and equipment	256	257
Buildings and leasehold improvements	439	426
Furniture, fixtures and equipment	390	384

	12,150	11,504
Less: accumulated depreciation	(7,191)	(6,432)

	$4,959	$5,072

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.  In 2007, the Company changed the useful lives of certain property, plant, and equipment based on technological changes.  The change in useful lives reduced depreciation expense by approximately $81 million and $8 million during 2008 and 2007, respectively.

Depreciation expense for each of the years ended December 31, 2008, 2007, and 2006 was $1.3 billion.

7.  Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.  The Company has historically assessed that its divisional operations were the appropriate level at which the Company’s franchises should be evaluated.  Based on certain organizational changes in 2008, the Company determined that the appropriate units of accounting for franchises are now the individual market area, which is a level below the Company’s geographic divisional groupings previously used.  The organizational change in 2008 consolidated the Company’s three divisions to two operating groups and put more management focus on the individual market areas.  The

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Company completed its impairment assessment as of December 31, 2008 upon completion of its 2009 budgeting process.  Largely driven by the impact of the current economic downturn along with increased competition, the Company lowered its projected revenue and expense growth rates, and accordingly revised its estimates of future cash flows as compared to those used in prior valuations.  As a result, the Company recorded $1.5 billion of impairment for the year ended December 31, 2008.   The Company recorded $178 million of impairment for the year ended December 31, 2007.  The valuation completed for 2006 showed franchise fair values in excess of book value, and thus resulted in no impairment.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and its total entity value.  The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as interactivity and telephone, to the potential customers (service marketing rights).  Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods.  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all acquisitions occurred prior to January 1, 2002.  The Company did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002, the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

As of December 31, 2008 and 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$7,377	$--	$7,377	$8,929	$--	$8,929
Goodwill	68	--	68	67	--	67

	$7,445	$--	$7,445	$8,996	$--	$8,996

Finite-lived intangible assets:
Franchises with finite lives	$16	$9	$7	$23	$10	$13
Other intangible assets	71	41	30	97	73	24
	$87	$50	$37	$120	$83	$37

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the year ended December 31, 2008, the net carrying amount of indefinite-lived franchises was reduced by $1.5 billion as a result of the impairment of franchises discussed above, $32 million related to cable asset sales completed in 2008, and $4 million as a result of the finalization of purchase accounting related to cable asset acquisitions.  Additionally, during the year ended December 31, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on management’s assessment when these franchises migrated to

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

state-wide franchising.  For the year ended December 31, 2007, the net carrying amount of indefinite-lived franchises was reduced by $178 million as a result of the impairment of franchises discussed above, $77 million related to cable asset sales completed in 2007, and $56 million as a result of the asset impairment charges recorded related to these cable asset sales.  These decreases were offset by $33 million of franchises added as a result of acquisitions of cable assets.

Franchise amortization expense for the years ended December 31, 2008, 2007, and 2006 was $2 million, $3 million, and $2 million, respectively.  During the year ended December 31, 2008, the net carrying amount of finite-lived franchises increased $1 million as a result of costs incurred associated with franchise renewals.  Other intangible assets amortization expense for the years ended December 31, 2008, 2007 and 2006 was $5 million, $4 million, and $4 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2008 and 2007:

	2008	2007

Accounts payable – trade	$86	$116
Accrued capital expenditures	56	95
Accrued expenses:
Interest	122	120
Programming costs	305	273
Franchise related fees	60	66
Compensation	80	75
Other	200	184

	$909	$929

9.  Long-Term Debt

Long-term debt consists of the following as of December 31, 2008 and 2007:

	2008		2007
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	$800	$796	$800	$795
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	527	--	--
Credit facilities	8,246	8,246	6,844	6,844
Total Debt	$11,812	$11,789	$9,864	$9,859
Less: Current Portion	70	70	--	--
Long-Term Debt	$11,742	$11,719	$9,864	$9,859

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.  See Note 25 related to the Proposed Restructuring.

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

On or after November 15, 2008, the issuers of the CCO Holdings 8 ¾% senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings 8 ¾% senior notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Charter Operating Notes

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp.  To the extent of the value of the collateral (but subject to the prior lien of the credit facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness.  The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings).  CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations, guarantee the Charter Operating notes.

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien note due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

On or after April 30, 2009, Charter Operating may redeem all or a part of the 8 3/8% senior second lien notes at a redemption price that declines ratably from the initial redemption price of 104.188% to a redemption price on or after April 30, 2012 of 100% of the principal amount of the 8 3/8% senior second lien notes redeemed plus in each case accrued and unpaid interest.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings and Charter Operating notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., and all of their restricted subsidiaries to:

•	incur additional debt;
•	pay dividends on equity or repurchase equity;
•	make investments;
•	sell all or substantially all of their assets or merge with or into other companies;
•	sell assets;
•	enter into sale-leasebacks;
•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and
•	grant liens.

CCO Holdings Credit Facility

The CCO Holdings credit facility consists of a $350 million term loan.  The term loan matures on September 6, 2014.  The CCO Holdings credit facility also allows the Company to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that the Company could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to the incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with an initial total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  In March 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the “Incremental Term Loans”) under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.  Although the Charter Operating credit facilities allow for the incurrence of up to an additional $500 million in incremental term loans, no assurance can be given that additional incremental term loans could be obtained in the future if Charter Operating sought to do so especially after filing a Chapter 11 bankruptcy proceeding on March 27, 2009.  See Note 25.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (1.46% to 3.50% as of December 31, 2008 and 4.87% to 5.24% as of December 31, 2007), as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fee of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

As of December 31, 2008, outstanding borrowings under the Charter Operating credit facilities were approximately $8.2 billion and the unused total potential availability was approximately $27 million.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type.  The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCO Holdings credit facility, and the Charter Operating senior second-lien notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.  Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on the Company’s business.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•
the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from the Company’s independent accountants and without a “going concern” or like qualification or exception.

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes.  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the Charter convertible senior notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Based upon outstanding indebtedness as of December 31, 2008, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2008, are as follows:

Year	Amount

2009	$70
2010	70
2011	70
2012	1,170
2013	2,185
Thereafter	8,247

$11,812

10.  Loans Payable - Related Party

Loans payable-related party as of December 31, 2008 consists of loans from Charter Holdco and CCH II to the Company of $13 million and $227 million, respectively.  Loans payable-related party as of December 31, 2007 consists of loans from Charter Holdco and CCH II to Charter Operating of $123 million and $209 million, respectively.

11.  Minority Interest

Minority interest on the Company’s consolidated balance sheets as of December 31, 2008 and 2007 represents Mr. Paul G. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of the Company, of $676 million and $663 million, respectively.  CII owns 30% of the CC VIII preferred membership interests.  CCH I, the Company’s indirect parent, directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  As a result, minority interest at CCO Holdings represents 100% of the preferred membership interests.  Minority interest in the accompanying consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 18.6% of CC VIII’s income, net of accretion.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

12.  Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Comprehensive loss for the years ended December 31, 2008, 2007, and 2006 was $1.7 billion, $474 million, and $194 million, respectively.

13.  Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2008, 2007, and 2006, change in value of derivatives includes gains of $0, $0, and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the years ended December 31, 2008, 2007, and 2006, losses of $180 million, $123 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.  For the years ended December 31, 2008, 2007, and 2006, change in value of derivatives includes losses of $62 million and $46 million and gains of $4 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of December 31, 2008, 2007, and 2006, the Company had outstanding $4.3 billion, $4.3 billion, and $1.7 billion, in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

14.  Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2008 and 2007 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements adjusted for Charter Operating’s credit risk.  Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements.  In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss.  The Company has policies regarding the financial stability and credit standing of major counterparties.  Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The estimated fair value of the Company’s notes at December 31, 2008 and 2007 are based on quoted market prices and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2008 and 2007 is as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCO Holdings debt	$796	$505	$795	$761
Charter Operating debt	2,397	1,923	1,870	1,807
Credit facilities	8,596	6,187	7,194	6,723

The Company adopted SFAS No. 157, Fair Value Measurements, on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  The Company has deferred adoption of SFAS No. 157 on its nonfinancial assets and liabilities including fair value measurements under SFAS No. 142 and SFAS No. 144 of franchises, goodwill, property, plant, and equipment, and other long-term assets until January 1, 2009 as permitted by FASB Staff Position (“FSP”) 157-2.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

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

Interest rate derivatives are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) and are classified within level 2 of the valuation hierarchy.  The Company’s interest rate derivatives are accounted for at fair value on a recurring basis and totaled $411 million and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

$169 million as of December 31, 2008 and 2007, respectively.  The weighted average interest pay rate for the Company’s interest rate swap agreements was 4.93% and 4.93% at December 31, 2008 and 2007, respectively.

15.  Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2008	2007	2006

(Gain) loss on sale of assets, net	$13	$(3)	$8
Special charges, net	56	(14)	13

	$69	$(17)	$21

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the (gain) loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the year ended December 31, 2008 includes severance charges and litigation related items, including settlement costs associated with the Sjoblom litigation (see Note 21), offset by favorable insurance settlements related to hurricane Katrina claims.  Special charges, net for the year ended December 31, 2007, primarily represents favorable legal settlements of approximately $20 million offset by severance associated with the closing of call centers and divisional restructuring.  Special charges, net for the year ended December 31, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring.

16.  Loss on Extinguishment of Debt

	Year Ended December 31,
	2008	2007	2006

CCO Holdings notes redemption	$--	$(19)	$--
Charter Operating credit facilities refinancing	--	(13)	(27)

	$--	$(32)	$(27)

In April 2007, CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010 resulting in a loss on extinguishment of debt of approximately $19 million for the year ended December 31, 2007, included in loss on extinguishment of debt on the Company’s consolidated statements of operations.

In March 2007, Charter Operating refinanced its facilities resulting in a loss on extinguishment of debt for the year ended December 31, 2007 of approximately $13 million included in loss on extinguishment of debt on the Company’s consolidated statements of operations.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility.  In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously.  Concurrent with this refinancing, the CCO Holdings bridge loan was terminated.  The refinancing resulted in a loss on extinguishment of debt for the year ended December 31, 2006 of approximately $27 million.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

17.  Other Expense, Net

Other expense, net consists of the following for years presented:

	Year Ended December 31,
	2008	2007	2006

Minority interest (Note 11)	$(13)	$(22)	$(20)
Gain (loss) on investment	(1)	(2)	13
Other, net	(5)	--	3

	$(19)	$(24)	$(4)

18.  Stock Compensation Plans

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

Under Charter's Long-Term Incentive Program (“LTIP”), a program administered under the 2001 Stock Incentive Plan, employees of Charter and its subsidiaries whose pay classifications exceeded a certain level were eligible in 2006 and 2007 to receive stock options, and more senior level employees were eligible to receive stock options and performance units.  The stock options vest 25% on each of the first four anniversaries of the date of grant.  Generally, options expire 10 years from the grant date.  The performance units became performance shares on or about the first anniversary of the grant date, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award.  The performance shares become shares of Charter Class A common stock on the third anniversary of the grant date of the performance units.  In March 2008, Charter adopted the 2008 incentive program to allow for the issuance of performance units and restricted stock under the 2001 Stock Incentive Plan and for the issuance of performance cash.  Under the 2008 incentive program, subject to meeting performance criteria, performance units and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  Restricted stock granted under this program vests annually over a three-year period beginning from the date of grant.  During the year ended December 31, 2008, Charter granted $8 million of performance cash under Charter’s 2008 incentive program and recognized $2 million of expense for the year ended December 31, 2008.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

A summary of the activity for Charter’s stock options for the years ended December 31, 2008, 2007, and 2006, is as follows (amounts in thousands, except per share data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	25,682	$4.02	26,403	$3.88	29,127	$4.47
Granted	45	1.19	4,549	2.77	6,065	1.28
Exercised	(53)	1.18	(2,759)	1.57	(1,049)	1.41
Cancelled	(3,630)	5.27	(2,511)	2.98	(7,740)	4.39

Outstanding, end of period	22,044	$3.82	25,682	$4.02	26,403	$3.88

Weighted average remaining contractual life	6 years		7 years		8 years

Options exercisable, end of period	15,787	$4.53	13,119	$5.88	10,984	$6.62

Weighted average fair value of options granted	$0.90		$1.86		$0.96

The following table summarizes information about Charter’s stock options outstanding and exercisable as of December 31, 2008 (amounts in thousands, except per share data):

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price

$1.00	—	$1.36	8,278	7 years	1.17	5,528	7 years	1.17
$1.53	—	$1.96	2,821	6 years	1.55	2,178	6 years	1.55
$2.66	—	$3.35	4,981	7 years	2.89	2,229	6 years	2.92
$4.30	—	$5.17	3,566	5 years	5.00	3,454	5 years	5.02
$9.13	—	$12.27	1,008	3 years	11.19	1,008	3 years	11.19
$13.96	—	$20.73	1,168	1 year	18.41	1,168	1 year	18.41
$21.20	—	$23.09	222	2 years	22.86	222	2 years	22.86

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

A summary of the activity for Charter’s restricted Class A common stock for the years ended December 31, 2008, 2007, and 2006, is as follows (amounts in thousands, except per share data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	4,112	$2.87	3,033	$1.96	4,713	$2.08
Granted	10,761	0.85	2,753	3.64	906	1.28
Vested	(2,298)	2.36	(1,208)	1.83	(2,278)	1.62
Cancelled	(566)	1.57	(466)	4.37	(308)	4.37

Outstanding, end of period	12,009	$1.21	4,112	$2.87	3,033	$1.96

A summary of the activity for Charter’s performance units and shares for the years ended December 31, 2008, 2007, and 2006, is as follows (amounts in thousands, except per share data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	28,013	$2.16	15,206	$1.27	5,670	$3.09
Granted	10,137	0.84	14,797	2.95	13,745	1.22
Vested	(1,562)	1.49	(41)	1.23	--	--
Cancelled	(3,551)	2.08	(1,949)	1.51	(4,209)	3.58

Outstanding, end of period	33,037	$1.80	28,013	$2.16	15,206	$1.27

As of December 31, 2008, deferred compensation remaining to be recognized in future periods totaled $41 million.

In the first quarter of 2009, the majority of restricted stock and performance units and shares were forfeited, and the remaining will be cancelled in connection with the Proposed Restructuring.  See Note 25.

19.  Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax.  CCO Holdings holds all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax.  However, certain of the limited liability companies are subject to state income tax.  In addition, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.

For the year ended December 31, 2008, the Company recorded income tax benefit related to decreases in deferred tax liabilities of certain of its indirect subsidiaries attributable to the write-down of franchise assets for financial statement purposes and not for tax purposes.  For the years ended December 31, 2007 and 2006, the Company recorded income tax expense related to increases in deferred tax liabilities and current federal and state income taxes primarily related to differences in accounting for franchises at our indirect corporate subsidiaries and limited liability companies that are subject to income tax.  However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Current and deferred income tax benefit (expense) is as follows:

	December 31,
	2008	2007	2006
Current expense:
Federal income taxes	$(2)	$(3)	$(3)
State income taxes	(5)	(5)	(4)

Current income tax expense	(7)	(8)	(7)

Deferred benefit (expense):
Federal income taxes	28	4	--
State income taxes	19	(16)	--

Deferred income tax benefit (expense)	47	(12)	--

Total income benefit (expense)	$40	$(20)	$(7)

Income tax benefit for the year ended December 31, 2008 included $32 million of deferred tax benefit related to the impairment of franchises.  Income tax for the year ended December 31, 2007 includes $18 million of deferred income tax expense previously recorded at the Company’s indirect parent company.  This adjustment should have been recorded by the Company in prior periods.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 2.3%, 2.9%, and 5% for the years ended December 31, 2008, 2007, and 2006, respectively, as follows:

	December 31,
	2008	2007	2006

Statutory federal income tax benefit	$530	$116	$149
Statutory state income tax benefit, net	35	10	21
Losses allocated to limited liability companies not subject to income taxes	(565)	(127)	(165)
Franchises	47	(12)	--
Valuation allowance provided and other	(7)	(7)	(12)

Income tax benefit (expense)	$40	$(20)	$(7)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 for the indirect subsidiaries of the Company which are included in long-term liabilities are presented below.

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$97	$111
Other	2	8

Total gross deferred tax assets	99	119
Less: valuation allowance	(60)	(70)

Deferred tax assets	$39	$49

Deferred tax liabilities:
Property, plant & equipment	$(36)	$(37)
Franchises	(182)	(238)

Deferred tax liabilities	(218)	(275)

Net deferred tax liabilities	$(179)	$(226)

As of December 31, 2008, the Company had deferred tax assets of $99 million, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries and limited liability companies subject to state income tax.  These net operating loss carryforwards (generally expiring in years 2009 through 2028) are subject to certain return limitations.  A valuation allowance of $60 million exists with respect to these carry forwards as of December 31, 2008.

No tax years for Charter or Charter Holdco, our indirect parent companies, are currently under examination by the Internal Revenue Service.  Tax years ending 2006, 2007 and 2008 remain subject to examination.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The Company does not believe it has taken any significant positions that would not meet the “more likely than not” criteria and require disclosure.

20.  Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations.  Such costs totaled $213 million, $213 million, and $231 million for the years ended December 31, 2008, 2007, and 2006, respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

selling, general and administrative expense, in the accompanying consolidated financial statements.  For the years ended December 31, 2008, 2007, and 2006, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries.  The Company’s previous credit facilities prohibited payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness.  In the event any portion of the management fee due and payable was not paid, it would be deferred by Charter and accrued as a liability of such subsidiaries.  Any deferred amount of the management fee would bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries.  Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments.  Charter or Charter Holdco or any of their subsidiaries may not pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries engaging in the business transaction.  The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming.  Among these entities are Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), and Microsoft Corporation.  Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures.  Ms. Jo Allen Patton is a director of the Company and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and is Executive Vice President of Vulcan Inc. and Vulcan Ventures.  The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another.  The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business.  The Company cannot provide any assurance that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party.  Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates.  The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

In 2009, pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content to the Company pursuant to a carriage agreement.  Under the carriage agreement, the Company paid Oxygen approximately $6 million, $8 million, and $8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

In 2005, pursuant to an amended equity issuance agreement, Oxygen Media delivered 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco.  In November 2007, Oxygen was sold to an unrelated third party and Charter Holdco received approximately $35 million representing its liquidation preference on its preferred stock.  Mr. Allen and his affiliates also no longer have an interest in Oxygen.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo.  In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Vulcan Ventures Incorporated.  At that time, the equity interest was subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf.  After Vulcan Ventures recovered its amount contributed (the “Priority Return”), Charter Ventures should have had a 100% profit interest in DBroadband Holdings, LLC.  Charter Ventures was not required to make any capital contributions, including capital calls to DBroadband Holdings, LLC.  DBroadband Holdings, LLC therefore was not included in the Company’s consolidated financial statements.  Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return.  Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.  On October 3, 2006, Vulcan Ventures and Digeo recapitalized Digeo.  In connection with such recapitalization, DBroadband Holdings, LLC consented to the conversion of its preferred stock holdings in Digeo to common stock, and Vulcan Ventures surrendered its Priority Return to Charter Ventures.  As a result, DBroadband Holdings, LLC is now included in the Company’s consolidated financial statements.  Such amounts are immaterial.  After the recapitalization, DBroadband Holdings, LLC owns 1.8% of Digeo, Inc’s common stock.  Digeo, Inc. is therefore not included in the Company’s consolidated financial statements.  In December 2007, the Digeo, Inc. common stock was transferred to Charter Operating, and DBroadband Holdings, LLC was dissolved.

The Company paid Digeo Interactive approximately $0, $0, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively, for customized development of the i-channels and the local content tool kit.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 DVR units.  The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004.  Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, the Company paid approximately $1 million, $2 million, and $3 million in license and maintenance fees in 2008, 2007, and 2006, respectively.

The Company paid approximately $1 million, $10 million, and $11 million for the years ended December 31, 2008, 2007, and 2006, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units.  Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million.  The definitive agreements are terminable at no penalty to Charter in certain circumstances.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the year ended December 31, 2008, Charter has purchased approximately $1 million of DVR units from Digeo Interactive, LLC under these agreements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

21.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2008 for its contractual obligations.

	Total	2009	2010	2011	2012	2013	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$96	$22	$20	$15	$12	$9	$18
Programming Minimum Commitments (2)	687	315	101	105	110	56	--
Other (3)	475	368	66	22	19	--	--

Total	$1,258	$705	$187	$142	$141	$65	$18

(1)  The Company leases certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2008, 2007, and 2006, were $24 million, $23 million, and $23 million, respectively.

(2)  The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.6 billion, and $1.5 billion, for the years ended December 31, 2008, 2007, and 2006, respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•
The Company also rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2008, 2007, and 2006, was $47 million, $47 million, and $44 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $179 million, $172 million, and $175 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•
The Company also has $158 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount the Company may borrow under its credit facilities.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Litigation

The Company and its parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers.  While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

In the ordinary course of business, the Company and its parent companies may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter technicians, against Charter in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While the Company believes it has substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, the Company reached a settlement with the plaintiffs, which received final approval from the court on January 26, 2009.  The Company has accrued settlement costs associated with the Sjoblom case. The Company has been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  The Company can not predict the ultimate outcome of any such claims.

The Company and its parent companies are party to lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers.  It removed barriers to competition in both the cable television market and the telephone market.  Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

22.  Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  For each payroll period, the Company will contribute to the 401(k) Plan (a) the total amount of the salary reduction the employee elects to defer between 1%

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

and 50% and (b) a matching contribution equal to 50% of the amount of the salary reduction the participant elects to defer (up to 5% of the participant’s payroll compensation), excluding any catch-up contributions.  The Company made contributions to the 401(k) plan totaling $8 million, $7 million, and $8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

23.  Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method, which provides guidance on the accounting and reporting for business combinations.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141R effective January 1, 2009.  We do not expect that the adoption of SFAS No. 141R will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Consolidations, which provides guidance on the accounting and reporting for minority interests in consolidated financial statements.  SFAS No. 160 requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits.  As such, future losses will be allocated between Charter and the Charter Holdco non-controlling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 160 effective January 1, 2009.  The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  The Company will apply SFAS No. 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009.  The Company is in the process of assessing the impact of SFAS No. 157 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS No. 133.  SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Company will adopt SFAS No. 161 effective January 1, 2009.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP FAS 142-3 effective January 1, 2009.  The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  The Company does not expect that the adoption of FSP APB 14-1 will have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

24.  Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to CCO Holdings, the parent company.  The following condensed parent-only financial statements of CCO Holdings account for the investment in its subsidiaries under the equity method of accounting.  The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

CCO Holdings, LLC (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$2	$2
Receivable – related party	15	18
Investment in subsidiaries	18	2,760
Loans receivable - subsidiaries	297	275
Other assets	9	11

Total assets	$341	$3,066

LIABILITIES AND MEMBER’S EQUITY(DEFICIT)
Current liabilities	$8	$9
Long-term debt	1,146	1,145
Member’s equity (deficit)	(813)	1,912

Total liabilities and member’s equity (deficit)	$341	$3,066

Condensed Statement of Operations

	Year Ended December 31,
	2008	2007	2006

Interest expense	$(74)	$(84)	$(108)
Other expense	--	(19)	(3)
Equity in losses of subsidiaries	(1,399)	(247)	(82)

Net loss	$(1,473)	$(350)	$(193)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,473)	$(350)	$(193)
Noncash interest expense	3	2	5
Equity in losses of subsidiaries	1,399	247	82
Loss on extinguishment of debt	--	8	3
Changes in operating assets and liabilities	(20)	(25)	(19)

Net cash flows from operating activities	(91)	(118)	(122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from subsidiaries	1,163	1,767	1,274
Loan to subsidiary	--	--	(148)

Net cash flows from investing activities	1,163	1,767	1,126

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	--	350	--
Repayments of long-term debt	--	(550)	--
Contributions from parent companies	--	--	148
Distributions to parent companies	(1,072)	(1,447)	(1,151)
Payments for debt issuance costs	--	(2)	--

Net cash flows from financing activities	(1,072)	(1,649)	(1,003)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	--	1
CASH AND CASH EQUIVALENTS, beginning of year	2	2	1

CASH AND CASH EQUIVALENTS, end of year	$2	$2	$2

25.  Subsequent Events (unaudited)

Proposed Restructuring

The Proposed Restructuring is expected to be funded with cash from operations, an exchange of debt of CCH II for other debt at CCH II, the issuance of $267 million of additional debt and estimated proceeds of $1.6 billion of an equity rights offering for which Charter has received a back-stop commitment from certain Noteholders.  In addition to the Restructuring Agreements, the Noteholders have entered into commitment letters with Charter pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) the notes and bank debt of Charter’s subsidiaries, Charter Operating and CCO Holdings will remain outstanding, (ii) holders of notes issued by CCH II will receive new CCH II notes and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CIH will receive warrants to purchase shares of common stock in Charter, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I notes to other entities participating in the financial restructuring.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Pursuant to a separate restructuring agreement among Charter, Mr. Allen, and an entity controlled by Mr. Allen (the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A common stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the rights offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of new CCH II notes, (iii) $25 million in cash for amounts owing to CII under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the rights offering, and shall expire seven years after the date of issuance. In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A common stock of Charter.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.   For example, because the Proposed Restructuring is contingent on reinstatement of the Company’s credit facilities and notes, failure to reinstate such debt would require Charter to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, the Company and its parent companies may not be able to secure adequate new financing and the cost of new financing would likely be materially higher. The Proposed Restructuring would result in the reduction of Charter’s debt by approximately $8 billion.

Interest Payments

Two of the Company’s parent companies, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 13, 2009, Charter paid the full amount of the January interest payment to the paying agent for the members of the ad-hoc committee of holders of the Overdue Payment Notes, which constitutes payment under the Indentures.

One of the Company’s parent companies, CCH II, did not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter and its subsidiaries, including CCH II, filed voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

Charter Operating Credit Facility

On February 3, 2009, Charter Operating made a request to the administrative agent under the Charter Operating credit facilities credit agreement (the “Credit Agreement”), to borrow additional revolving loans under the Credit Agreement.  Such borrowing request complied with the provisions of the Credit Agreement including section 2.2 (“Procedure for Borrowing”) thereof.  Subsequently, Charter received a notice from the administrative agent asserting that one or more Events of Default (as defined in the Credit Agreement) had occurred and was continuing under the Credit Agreement.  In response, Charter sent a letter to the administrative agent, among other things, stating that no Event of Default under the Credit Agreement occurred or was continuing and requesting the administrative agent to rescind its notice of default and fund Charter Operating’s borrowing request.  The administrative agent subsequently sent a letter stating that it continues to believe that one or more events of default occurred and was continuing.   As a result, with the exception of one lender who funded approximately $0.4 million, the lenders under the Credit Agreement have failed to fund Charter Operating’s borrowing request.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

On March 27, 2009, Charter, Charter Holdings, and all other Charter entities filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  Later on March 27, 2009, JPMorgan Chase Bank, N. A., as Administrative Agent under the Credit Agreement, filed an adversary proceeding in bankruptcy court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment would prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  Although it has not yet answered the complaint, Charter denies the allegations made by JP Morgan and intends to vigorously contest this matter.