Form 10-K/A
period 2008-12-31
CCO HOLDINGS CAPITAL CORP; CCO HOLDINGS LLC
filed 2009-07-17
CIK 1271834, 1271833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From             to
    Commission File Number: 333-112593
                                                                     333-112593-001

CCO Holdings, LLC
CCO Holdings Capital Corp.
(Exact name of registrants as specified in their charters)

(Debtors – in – Possession as of March 27, 2009)

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). YES [  ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filers,” “large accelerated filers,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated By Reference

Information required by Part I, Item I; and Part III, Items 10, 11, 12, and 13, is incorporated by reference from Part I, Item 1; and Part III, Items 10, 11, 12, and 13, respectively, of registrants’ indirect parent company, Charter Communications, Inc’s 2008 Annual Report on Form 10-K and Form 10-K/A. (File No. 000-27927).

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K/A — FOR THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

		Page No.
PART I

Item 1	Business	1
Item 4	Submission of Matters to a Vote of Security Holders	1

PART II

Item 6	Selected Financial Data	2
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

PART III

Item 10	Directors, Executive Officers and Corporate Governance	30
Item 11	Executive Compensation	30
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13	Certain Relationships and Related Transactions, and Director Independence	30

PART IV
Item 15	Exhibits and Financial Statement Schedules	31

Signatures		S-1

Exhibit Index		E-1

This Annual Report on Form 10-K is for the year ended December 31, 2008.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This information incorporates documents previously filed by our indirect parent company, Charter Communications, Inc., with the SEC including its Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 and its Amended Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on April 30, 2009.  Information incorporated by reference is considered to be part of this annual report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.  In this annual report, “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009 and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	the completion of our and our parent companies’ restructuring including the outcome and impact on our business of the proceedings under Chapter 11 of the Bankruptcy Code;
•
our and our parent companies’ ability to satisfy closing conditions under the agreements-in-principle with certain of our parent companies’ bondholders and pre-arranged Joint Plan of Reorganization (“the Plan”) and related documents and to have the Plan confirmed by the bankruptcy court;

•
the availability and access, in general, of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash on hand, cash flows from operating activities, further borrowings or other sources and, in particular, our and our parent companies’ ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

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

•
the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcase satellite operators, wireless broadband providers, and digital subscriber line ("DSL") providers;

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

ii

PART I

Item 1.  Business.

Part I, Item 1 is incorporated by reference from the Annual Report on Form 10-K of Charter Communications, Inc.  ("Charter") filed March 16, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 6.  Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions):

	CCO Holdings, LLC
	Year Ended December 31, (a)
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues	$6,479	$6,002	$5,504	$5,033	$4,760
Operating income (loss) from continuing operations	$(614)	$548	$367	$304	$(1,942)
Interest expense, net	$(818)	$(776)	$(766)	$(691)	$(560)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(1,513)	$(330)	$(424)	$(288)	$(2,431)
Net loss	$(1,473)	$(350)	$(193)	$(258)	$(3,340)

Balance Sheet Data (end of period):
Investment in cable properties	$12,343	$14,014	$14,404	$15,626	$15,988
Total assets	$13,746	$14,446	$14,825	$16,087	$16,964
Total debt	$11,719	$9,859	$8,610	$9,023	$8,294
Loans payable – related party	$240	$332	$303	$22	$29
Minority interest (b)	$676	$663	$641	$622	$656
Member’s equity (deficit)	$(813)	$1,912	$3,847	$5,044	$6,553

(a)
In 2006, we sold certain cable television systems in West Virginia and Virginia to Cebridge Connections, Inc.  We determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the year ended December 31, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

(b)
Minority interest represents preferred membership interests in our indirect subsidiary, CC VIII, LLC (“CC VIII”), and the pro rata share of the profits and losses of CC VIII. This preferred membership interest arises from approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000.  See Notes 11 and 20 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us.  See Note 4 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009 and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Part I. Item 1. Business – Recent Developments” which describes the Proposed Restructuring and “Part I. Item 1A. Risk Factors” especially the risk factors “—Risks Relating to Bankruptcy” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009 and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of CCO Holdings, LLC (“CCO Holdings”) and subsidiaries as of and for the years ended December 31, 2008, 2007, and 2006 contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

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

The cable industry's and our most significant competitive challenges stem from DBS providers and DSL service providers.  Telephone companies either offer, or are making upgrades of their networks that will allow them to offer, services that provide features and functions similar to our video, high-speed Internet, and telephone services, and they also offer them in bundles similar to ours.  See “Part I. Item 1. Business – Competition” incorporated by reference from the Form 10-K of Charter Communications, Inc. filed March 16, 2009.  We believe that competition from DBS and telephone companies has resulted in net video customer losses.  In addition, we face increasingly limited opportunities to upgrade our video customer base now that approximately 62% of our video customers subscribe to our digital video service.  These factors have contributed to decreased growth rates for digital video customers.  Similarly, competition from high-speed Internet providers along with increasing penetration of high-speed Internet service in homes with computers has resulted in decreased growth rates for high-speed Internet customers.  In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues through price increases and high-speed Internet upgrades, increases in the number of our customers who purchase bundled services including high-speed Internet and telephone, and through sales of incremental services including wireless networking, high definition television, OnDemand, and DVR services.  In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues at historical rates, if at all.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

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

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure.  We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	capitalization of labor and overhead costs;
•	useful lives of property, plant and equipment;
•	impairment of property, plant, and equipment, franchises, and goodwill;
•	income taxes; and
•	litigation.

In addition, there are other items within our financial statements that require estimates or judgment that are not deemed critical, such as the allowance for doubtful accounts and valuations of our derivative instruments, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Capitalization of labor and overhead costs.  The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network.  As of December 31, 2008 and 2007, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $5.0 billion (representing 36% of total assets) and $5.1 billion (representing 35% of total assets), respectively.  Total capital expenditures for the years ended December 31, 2008, 2007, and 2006 were approximately $1.2 billion, $1.2 billion, and $1.1 billion, respectively.

Costs associated with network construction, initial customer installations (including initial installations of new or advanced services), installation refurbishments, and the addition of network equipment necessary to provide new or advanced services, are capitalized.  While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs.  These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  As our service offerings mature and our reconnect activity increases, our capitalizable installations will continue to decrease and therefore our service expenses will increase.  Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized.  We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data.  We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity.  For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities.  Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities.  The impact of changes that resulted from these studies were not material in the periods presented.

Labor costs directly associated with capital projects are capitalized.  Capitalizable activities performed in connection with customer installations include such activities as:

•	Dispatching a “truck roll” to the customer’s dwelling for service connection;
•
Verification of serviceability to the customer’s dwelling (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

•
Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services, and equipment replacement and betterment; and

•	Verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer’s digital set-top box.

Judgment is required to determine the extent to which overhead costs incurred result from specific capital activities, and therefore should be capitalized.  The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatchers, who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future.  We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.  We capitalized internal direct labor and overhead of $199 million, $194 million, and $204 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

Useful lives of property, plant and equipment.  We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances.  Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed.  Our analysis completed in the fourth quarter of 2007 indicated changes in the useful lives of certain of our property, plant, and equipment based on technological changes in our plant.  As a result, depreciation expense decreased in 2008 by approximately $81 million.  The impact of such changes to our results in 2007 was not material.  Our analysis of useful lives in 2008 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment would be an increase in depreciation expense for the year ended December 31, 2008 of approximately $356 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment would be a decrease in depreciation expense for the year ended December 31, 2008 of approximately $244 million.

Depreciation expense related to property, plant and equipment totaled $1.3 billion for each of the years ended December 31, 2008, 2007, and 2006, representing approximately 18%, 24%, and 26% of costs and expenses for the years ended December 31, 2008, 2007, and 2006, respectively.  Depreciation is recorded using the straight-line composite method over management’s estimate of the estimated useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years

Customer equipment and installations…………………..	3-5 years
Vehicles and equipment…………………………………	1-5 years
Buildings and leasehold improvements…………………	5-15 years
Furniture, fixtures and equipment….……………………	5 years

Impairment of property, plant and equipment, franchises and goodwill.  As discussed above, the net carrying value of our property, plant and equipment is significant.  We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas.  The net carrying value of franchises as of December 31, 2008 and 2007 was approximately $7.4 billion (representing 54% of total assets) and $8.9 billion (representing 62% of total assets), respectively.  Furthermore, our noncurrent assets included approximately $68 million and $67 million of goodwill as of December 31, 2008 and 2007, respectively.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that franchise intangible assets that meet specified indefinite-life criteria no longer be amortized against earnings, but instead must be tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite-life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement.  We have concluded that as of December 31, 2008, 2007, and 2006 substantially all of our franchises qualify for indefinite-life treatment under SFAS No. 142.  Costs associated with franchise renewals are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average term of the franchises.  Franchise amortization expense was $2 million, $3 million, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively.  We expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, and other relevant factors.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and amortizing franchise assets upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results.  Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset.  No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2008, 2007, and 2006.  However, approximately $56 million and $159 million of impairment on assets held for sale were recorded for the years ended December 31, 2007, and 2006, respectively.

Under both SFAS No. 144 and SFAS No. 142, if an asset is determined to be impaired, it is required to be written down to its estimated fair value as determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  We determine fair value based on estimated discounted future cash flows, using reasonable and appropriate assumptions that are consistent with internal forecasts.  Our assumptions include these and other factors: penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; and expected operating margins and capital expenditures.  Considerable management judgment is necessary to estimate future cash flows, and such estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows, and the discount rate used in the calculation.  We are also required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, on an annual basis or more frequently as deemed necessary.

Franchises were aggregated into essentially inseparable asset groups to conduct the valuations.  We have historically assessed that our divisional operations were the appropriate level at which our franchises should be evaluated.  Based on certain organizational changes in 2008, we determined that the appropriate units of accounting for franchises are now the individual market area, which is a level below our geographic divisional groupings previously used.  The organizational change in 2008 consolidated our three divisions to two operating groups and put more management focus on the individual market areas.  These asset groups generally represent geographic clustering of our cable systems into groups by which such systems are managed.  Management believes that as a result of the organizational changes, such groupings represent the highest and best use of those assets.

Franchises, for SFAS No. 142 valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services (service marketing rights).  Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn) and the new services added to those customers in future periods.  The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Customer relationships, for SFAS No. 142 valuation purposes, represent the value of the business relationship with our existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all our acquisitions occurred prior to January 1, 2002.  We did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002, we did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

Our SFAS No. 142 valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and our total entity value.  The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.  The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

We completed our impairment assessment as of December 31, 2008 upon completion of our 2009 budgeting process. Largely driven by the impact of the current economic downturn along with increased competition, we lowered our projected revenue and expense growth rates, and accordingly revised our estimates of future cash flows as compared to those used in prior valuations.  See “Part 1. Item 1. Business — Competition” incorporated by reference from the Form 10-K of Charter Communications, Inc. filed March 16, 2009.  As a result, we recorded $1.5 billion of impairment for the year ended December 31, 2008.

We recorded $178 million of impairment for the year ended December 31, 2007.  The valuation completed for 2006 showed franchise values in excess of book value, and thus resulted in no impairment.

The valuations used in our impairment assessments involve numerous assumptions as noted above.  While economic conditions, applicable at the time of the valuation, indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuation and consequently the potential impairment charge.  In addition, future franchise valuations could be impacted by the risks discussed in “Part 1. Item 1A. Risk Factors – Risks Relating to Bankruptcy” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.  At December 31, 2008, a 10% and 5% decline in the estimated fair value of our franchise assets in each of our units of accounting would have increased our impairment charge by approximately $733 million and $363 million, respectively.  A 10% and 5% increase in the estimated fair value of our franchise assets in each of our units of accounting would have reduced our impairment charge by approximately $586 million and $317 million, respectively.

Income Taxes.  All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, CII, and Vulcan Cable.  Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts).  Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable and CII (the “Special Loss Allocations”) to the extent of their respective capital account balances.  After 2003, under the LLC Agreement, net tax losses of Charter Holdco were allocated to Charter, Vulcan Cable, and CII based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances.  Allocations of net tax losses in excess of the members’ aggregate capital account balances are allocated under the rules governing Regulatory Allocations, as described below. Subject to the Curative Allocation Provisions described below, the LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units, will instead generally be allocated to Vulcan Cable and CII (the “Special Profit Allocations”).  The Special Profit Allocations to Vulcan Cable and CII will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations.  The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph.  The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balances of each of Vulcan Cable and CII were reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable and CII, instead have been allocated to Charter (the “Regulatory Allocations”).  As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005.  The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable, and CII based generally on their respective percentage ownership of outstanding common units. Such allocations are also considered to be Regulatory Allocations.  The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement.  The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations in excess of the amount of tax losses that would have been allocated to Charter had the Regulatory Allocations not been part of the LLC Agreement through the year ended December 31, 2008 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units.  The cumulative amount of such excess losses was approximately $1.0 billion through December 31, 2008.

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations, and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members.  This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws.  Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations or the terms of a contribution agreement with respect to such contributions. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it.  As a result, it is possible under certain circumstances that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards. The ability to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.

In addition, under their exchange agreement with Charter, Vulcan Cable and CII have the right at any time to exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter in exchange for Charter’s Class B common stock, or be acquired by Charter in a non-taxable reorganization in exchange for Charter’s Class B common stock.  If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable and CII could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable and CII immediately prior to the consummation of the exchange.  In the event Vulcan Cable and CII choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter.  The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations (see “Part I. Item 1A – Risk Factors – Risks Related to Our Business - For tax purposes, it is anticipated that Charter will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on Charter’s future ability to use a substantial amount of Charter’s existing net operating loss carryforwards” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009).  If Charter were to become subject to such limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes.  Further, Mr. Allen’s obligation to reimburse Charter for taxes attributable to the Special Profit Allocation to Charter ceases upon a subsequent change of control of Charter. Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

As of December 31, 2008 and 2007, we have recorded net deferred income tax liabilities of $558 million and $665 million, respectively.  As part of our net liability, on December 31, 2008 and 2007, we had deferred tax assets of $6.0 billion and $5.1 billion, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco.  We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $5.8 billion and $4.8 billion at December 31, 2008 and 2007, respectively.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2006, 2007, and 2008 remain subject to examination.

Litigation. Legal contingencies have a high degree of uncertainty.  When a loss from a contingency becomes estimable and probable, a reserve is established.  The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change.  A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses.  We have established reserves for certain matters.  If any of these matters are resolved unfavorably, resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions):

	Year Ended December 31,
	2008		2007		2006

Revenues	$6,479	100%	$6,002	100%	$5,504	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,792	43%	2,620	44%	2,438	44%
Selling, general and administrative	1,401	22%	1,289	21%	1,165	21%
Depreciation and amortization	1,310	20%	1,328	22%	1,354	25%
Impairment of franchises	1,521	23%	178	3%	--	--
Asset impairment charges	--	--	56	1%	159	3%
Other operating (income) expenses, net	69	1%	(17)	--	21	--

	7,093	109%	5,454	91%	5,137	93%

Operating income (loss) from continuing operations	(614)	(9%)	548	9%	367	7%

Interest expense, net	(818)		(776)		(766)
Change in value of derivatives	(62)		(46)		6
Loss on extinguishment of debt	--		(32)		(27)
Other expense, net	(19)		(24)		(4)

Loss from continuing operations, before income tax expense	(1,513)		(330)		(424)
Income tax benefit (expense)	40		(20)		(7)

Loss from continuing operations	(1,473)		(350)		(431)
Income from discontinued operations, net of tax	--		--		238

Net loss	$(1,473)		$(350)		$(193)

Revenues.  Average monthly revenue per basic video customer, measured on an annual basis, has increased from $82 in 2006 to $93 in 2007 and $105 in 2008.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2006, 2007, and 2008 reduced the increase in revenues in 2008 as compared to 2007 by approximately $31 million and in 2007 as compared to 2006 by approximately $90 million.  See “Part I. Item 1A – Risk Factors – Risks Relating to Bankruptcy – Our operations will be subject to the risks and uncertainties of bankruptcy” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2008		2007		2006		2008 over 2007		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change

Video	$3,463	53%	$3,392	56%	$3,349	61%	$71	2%	$43	1%
High-speed Internet	1,356	21%	1,243	21%	1,047	19%	113	9%	196	19%
Telephone	555	9%	345	6%	137	2%	210	61%	208	152%
Commercial	392	6%	341	6%	305	6%	51	15%	36	12%
Advertising sales	308	5%	298	5%	319	6%	10	3%	(21)	(7%)
Other	405	6%	383	6%	347	6%	22	6%	36	10%

	$6,479	100%	$6,002	100%	$5,504	100%	$477	8%	$498	9%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 174,200 and 213,400 customers in 2008 and 2007, respectively, of which 16,700 in 2008 and 97,100 in 2007 were related to asset sales, net of acquisitions.  Digital video customers increased by 213,000 and 112,000 customers in 2008 and 2007, respectively.  The increase in 2008 and 2007 was reduced by the sale, net of acquisitions, of 7,600 and 38,100 digital customers, respectively.  The increases in video revenues are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Incremental video services and rate adjustments	$87	$88
Increase in digital video customers	77	59
Decrease in basic video customers	(72)	(41)
Asset sales, net of acquisitions	(21)	(63)

	$71	$43

High-speed Internet customers grew by 192,700 and 280,300 customers in 2008 and 2007, respectively.  The increase in 2008 and 2007 was reduced by asset sales, net of acquisitions, of 5,600 and 8,800 high-speed Internet customers, respectively.  The increases in high-speed Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Increase in high-speed Internet customers	$113	$149
Rate adjustments and service upgrades	3	58
Asset sales, net of acquisitions	(3)	(11)

	$113	$196

Revenues from telephone services increased by $220 million and $209 million in 2008 and 2007, respectively, as a result of an increase of 389,500 and 513,500 telephone customers in 2008 and 2007, respectively, offset by a decrease of $10 million and $1 million in 2008 and 2007, respectively, related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses.  The increases were reduced by approximately $2 million in 2008 and $6 million in 2007 as a result of asset sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2008, advertising sales revenues increased primarily as a result of increases in political advertising sales and advertising sales to vendors offset by significant decreases in revenues from the automotive and furniture sectors, and a decrease of $2 million related to asset sales.  In 2007, advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising, and as a result of decreases in advertising sales revenues from vendors and a decrease of $3 million as a result of system sales.  For the years ended December 31, 2008, 2007, and 2006, we received $39 million, $15 million, and $17 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the years ended December 31, 2008, 2007, and 2006, franchise fees represented approximately 46%, 46%, and 51%, respectively, of total other revenues.  The increase in other revenues in 2008 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.  The increase in other revenues in 2007 was primarily the result of increases in regulatory fee revenues, wire maintenance fees, and late payment fees.  The increases were reduced by approximately $3 million in 2008 and $7 million in 2007 as a result of asset sales.

Operating expenses.  The increases in our operating expenses are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Programming costs	$90	$106
Labor costs	44	49
Franchise and regulatory fees	23	16
Maintenance costs	19	20
Costs of providing high-speed Internet and telephone services	5	33
Other, net	13	7
Asset sales, net of acquisitions	(22)	(49)

	$172	$182

Programming costs were approximately $1.6 billion, $1.6 billion, and $1.5 billion, representing 59%, 60%, and 61% of total operating expenses for the years ended December 31, 2008, 2007, and 2006, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increases in programming costs are primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $33 million, $25 million, and $32 million in 2008, 2007, and 2006, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increase in employee base salary and benefits.

Selling, general and administrative expenses. The increases in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Marketing costs	$32	$60
Customer care costs	23	37
Bad debt and collection costs	17	36
Stock compensation costs	14	5
Employee costs	7	17
Other, net	24	(16)
Asset sales, net of acquisitions	(5)	(15)

	$112	$124

Depreciation and amortization. Depreciation and amortization expense decreased by $18 million and $26 million in 2008 and 2007, respectively.  During 2008 and 2007, the decrease in depreciation was primarily the result of asset sales, certain assets becoming fully depreciated, and an $81 million and $8 million decrease in 2008 and 2007, respectively, due to the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Impairment of franchises. We recorded impairment of $1.5 billion and $178 million for the years ended December 31, 2008 and 2007, respectively.  The impairment recorded in 2008 was largely driven by lower expected revenue growth resulting from the current economic downturn and increased competition.  The impairment recorded in 2007 was largely driven by increased competition. The valuation completed in 2006 showed franchise values in excess of book value, and thus resulted in no impairment.

Asset impairment charges. Asset impairment charges for the years ended December 31, 2007 and 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

Other operating (income) expenses, net.  The change in other operating (income) expenses, net are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Increases (decreases) in losses on sales of assets	$16	$(11)
Increases (decreases) in special charges, net	70	(27)

	$86	$(38)

For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

Interest expense, net.  Net interest expense increased by $42 million in 2008 from 2007 and increased by $10 million in 2007 from 2006.  The increase in net interest expense from 2007 to 2008 was a result of average debt outstanding increasing from $9.4 billion in 2007 to $10.3 billion in 2008, offset by a decrease in our average borrowing rate from 7.6% in 2007 to 6.9% in 2008.  The increase in net interest expense from 2006 to 2007 was a result of an increase in average debt outstanding from $8.7 billion in 2006 to $9.4 billion in 2007 and was partially offset by a decrease in our average borrowing rate from 8.2% in 2006 to 7.6% in 2007.

Change in value of derivatives.  Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expense the change in fair value of derivatives that do not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  The loss from the change in value of interest rate swaps increased from a gain of $6 million in 2006 to a loss of $46 million in 2007 and a loss of $62 million in 2008.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

CCO Holdings notes redemption	$--	$(19)	$--
Charter Operating credit facilities refinancing	--	(13)	(27)

	$--	$(32)	$(27)

For more information, see Notes 9 and 16 to the accompanying consolidated financial statements contained in “Item 8.  Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

Other expense, net.  The change in other expense, net is attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Decrease (increase) in minority interest	$9	$(2)
Decrease (increase) in loss on investment	1	(15)
Other, net	(5)	(3)

	$5	$(20)

For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

Income tax benefit (expense). Income tax benefit for the year ended December 31, 2008 was realized as a result of the decreases in certain deferred tax liabilities of certain of our indirect subsidiaries, attributable to the write-down of franchise assets for financial statement purposes and not for tax purposes.  Income tax benefit for the year ended December 31, 2008 included $32 million of deferred tax benefit related to the impairment of franchises.  Income tax expense in 2007 and 2006 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.  Income tax expense for the year ended December 31, 2007 includes $18 million of income tax expense previously recorded at our indirect parent company.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax, decreased in 2007 compared to 2006 due to the sale of the West Virginia and Virginia systems in July 2006.

Net loss. The impact to net loss in 2008, 2007, and 2006 as a result of asset impairment charges, impairment of franchises, extinguishment of debt, and gain on discontinued operations, net of related tax effects, was to increase net loss by approximately $1.5 billion and $264 million, and decrease net loss by approximately $52 million, respectively.

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

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to CCO Holdings, LLC’s 2008 Annual Report on Form 10-K filed March 31, 2009.  See “Part I. Item 1A - Risk Factors – Risks Relating to Bankruptcy.” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

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
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.  For additional information see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

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

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2008.  Refer to Notes 9 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009 for a description of our long-term debt and other contractual obligations and commitments.  The table above does not include the $240 million of Loans Payable – Related Party.  See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

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

(4)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2008, 2007 and 2006 were $24 million, $23 million, and $23 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.6 billion, $1.6 billion, and $1.5 billion in the years ended December 31, 2008, 2007 and 2006, respectively.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

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

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $179 million, $172 million and $175 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

During the fourth quarter of 2008, Charter Operating drew down all except $27 million of amounts available under the revolving credit facility.  During the first quarter of 2009, Charter Operating presented a qualifying draw notice to the banks under the revolving credit facility but was refused those funds.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility” incorporated by reference from the 2008 Annual Report on Form 10-K of Charter Communications, Inc. filed March 16, 2009. Additionally, upon filing bankruptcy, Charter Operating will no longer have access to the revolving credit facility and will rely on cash on hand and cash flows from operating activities to fund our projected cash needs.  We expect that cash on hand and cash flows from operating activities will be adequate to fund our projected cash needs through the pendency of our expected Chapter 11 bankruptcy proceedings.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our expenditures, and the outcome of various matters in our Chapter 11 bankruptcy proceedings and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See “Part I. Item 1A. Risk Factors — Risks Relating to Bankruptcy.” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

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

In addition to the limitation on distributions under the various indentures discussed above, distributions by Charter’s subsidiaries, including us, may be limited by applicable law, including the Delaware Limited Liability Company Act, under which Charter’s subsidiaries may only make distributions if they have “surplus” as defined in the act.  It is uncertain whether we will have sufficient surplus at the relevant subsidiaries to make distributions, including for payment of interest and principal on the debts of the parents of such entities.  See “Part I. Item 1A. Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiary’s debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers” contained in the 2008 Annual Report on Form 10-K of CCO Holdings, LLC filed March 31, 2009.

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

Net cash provided by operating activities increased $135 million, or 11%, from $1.2 billion for the year ended December 31, 2006 to $1.4 billion for the year ended December 31, 2007, primarily as a result of revenues increasing at a faster rate than cash operating expenses and changes in operating assets and liabilities that provided $6 million more cash during the year ended December 31, 2007 than the corresponding period in 2006, offset by an increase of $16 million in interest on cash pay obligations during the same period.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2008, 2007, and 2006 was $1.2 billion, $1.2 billion, and $65 million, respectively.  Investing activities used $1.1 billion more cash during the year ended December 31, 2007 than the corresponding period in 2006 primarily due to $1.0 billion of proceeds received in 2006 from the sale of assets, including cable systems.

Financing Activities. Net cash provided by financing activities was $689 million for the year ended December 31, 2008 and net cash used in financing activities was $226 million and $1.1 billion for the years ended December 31, 2007 and 2006, respectively.  The increase in cash provided during the year ended December 31, 2008 compared to the corresponding period in 2007 was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt and a decrease in distributions.  The decrease in cash provided during the year ended December 31, 2007 as compared to the corresponding period in 2006 was primarily the result of an increase in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.2 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2008, 2007, and 2006, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased by $39 million and $2 million for the years ended December 31, 2008 and 2007, respectively, and increased by $24 million for the year ended December 31, 2006.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2008, 2007, and 2006 (dollars in millions):

	For the years ended December 31,
	2008	2007	2006

Customer premise equipment (a)	$595	$578	$507
Scalable infrastructure (b)	251	232	214
Line extensions (c)	80	105	107
Upgrade/rebuild (d)	40	52	45
Support capital (e)	236	277	230

Total capital expenditures	$1,202	$1,244	$1,103

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

Description of Our Outstanding Debt

Overview

As of December 31, 2008 and 2007, our total debt was approximately $11.8 billion and $9.9 billion, respectively.  This debt was comprised of approximately $8.6 billion and $7.2 billion of credit facility debt and $3.2 billion and $2.7 billion accreted amount of high-yield notes at December 31, 2008 and 2007, respectively.  See the organizational chart under “Part I. Item 1. Business – Corporate Organizational Structure” incorporated by reference from the 2008 Annual Report on Form 10-K of Charter Communications, Inc. filed March 16, 2009 and the first table under “— Liquidity and Capital Resources — Overview of Our Debt and Liquidity” for debt outstanding by issuer.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, which provides guidance on the accounting and reporting for minority interests in consolidated financial statements.  SFAS No. 160 requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits.  As such, future losses will be allocated between Charter and the Charter Holdco non-controlling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 effective January 1, 2009.  We do not expect that the adoption of SFAS No. 160 will have a material impact on our financial statements.

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

PART III

CCO Holdings does not have a board of directors.  Charter is CCO Holdings’ sole manager.  The executive officers of Charter hold the same offices with CCO Holdings.  CCO Holdings’ executive officers have employment agreements with Charter and are compensated by Charter.

Item 10.  Directors, Executive Officers and Corporate Governance.

Part III, Item 10 is incorporated by reference from the 2008 Annual Report on Form 10-K/A of Charter Communications, Inc. filed April 30, 2009.

Item 11.  Executive Compensation.

Part III, Item 11 is incorporated by reference from the 2008 Annual Report on Form 10-K/A of Charter Communications, Inc. filed April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Part III, Item 12 is incorporated by reference from the 2008 Annual Report on Form 10-K/A of Charter Communications, Inc. filed April 30, 2009.  All of the equity securities of CCO Holdings are held by CCH II.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Part III, Item 13 is incorporated by reference from the 2008 Annual Report on Form 10-K/A of Charter Communications, Inc. filed April 30, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of CCO Holdings, LLC’s 2008 Annual Report on Form 10-K filed on March 31, 2009.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the exhibits begins on page E-1 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of CCO Holdings and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. Have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CCO HOLDINGS, LLC
                           Registrant

                               By: CHARTER COMMUNICATIONS INC., Sole Manager

Dated: July 17, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

              CCO HOLDINGS CAPITAL CORP.
              Registrant

Dated: July 17, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

S-1

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

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

12.1
CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of CCO Holdings, LLC filed on March 31, 2009 (File No. 333-112593)).

21.1*	Subsidiaries of CCO Holdings, LLC.
31.1
Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the annual report on Form 10-K of CCO Holdings, LLC filed on March 31, 2009 (File No. 333-112593)).

31.1 (a)*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2
Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the annual report on Form 10-K of CCO Holdings, LLC filed on March 31, 2009 (File No. 333-112593)).

31.2(a)*	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1
Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (incorporated by reference to Exhibit 32.3 to the annual report on Form 10-K of CCO Holdings, LLC filed on March 31, 2009 (File No. 333-112593)).

32.1(a)*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2
Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (incorporated by reference to Exhibit 32.4 to the annual report on Form 10-K of CCO Holdings, LLC filed on March 31, 2009 (File No. 333-112593)).

32.2(a)*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Document attached.
+	Management compensatory plan or arrangement